Form 10-Q
period 1995-04-29
CLOTHESTIME INC
filed 1995-06-12
CIK 727739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark one)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 29, 1995

                                       OR

______   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number  0-12203

                             The Clothestime, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                               33-0469138
- --------------------------------------------------------------------------------
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)             Identification No.)

               5325 E. Hunter Avenue
                Anaheim, California                          92807
- --------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

                                 (714) 779-5881
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
- --------------------------------------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value 14,185,429 shares at June 8, 1995
- --------------------------------------------------------------------------------
This Form 10-Q consists of 16 Pages

Exhibit Index on Page 14
                                                                Page 1 of 16

THE CLOTHESTIME, INC.

INDEX TO FORM 10-Q


                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                                          Page
                                                                                                                        ----
  Item 1.  Consolidated Financial Statements (Unaudited)

    Condensed balance sheets -- April 29, 1995 and January 28, 1995   . . . . . . . . . . . . . . . . . . . . . . . .    3

    Condensed statements of operations -- thirteen weeks ended April 29, 1995 and April 30, 1994  . . . . . . . . . .    4

    Condensed statements of cash flow -- thirteen weeks ended
       April 29, 1995 and April 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

    Notes to condensed consolidated financial statements-April 29, 1995   . . . . . . . . . . . . . . . . . . . . . .   6-9

  Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and
    Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9-13


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14-15


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

THE CLOTHESTIME, INC.
                        PART I. -- FINANCIAL INFORMATION
Item 1. -- Consolidated Financial Statements

  BALANCE SHEETS (Unaudited)
                                                                                        April 29,              January 28,
                                                                                          1995                    1995
                                                                                      -------------            ------------
Assets
Current Assets
  Cash and cash equivalents                                                            $  3,045,690            $ 40,829,741
  Marketable securities available-for-sale, net of allowances                             3,183,082               7,682,273
     of $141,922 and $631,328
  Merchandise inventories                                                                38,916,763              24,812,265
  Income taxes receivable                                                                 7,758,144               5,350,284
  Prepaid expenses and other current assets                                               4,337,686               2,650,227
  Deferred income taxes                                                                   5,368,827               5,560,677
                                                                                       ------------            ------------
Total Current Assets                                                                     62,610,192              86,885,467
                                                                                       ============            ============

Investments                                                                               1,880,238               1,880,238
                                                                                       ------------            ------------
Property, Plant and Equipment - On the basis of cost                                     75,565,286              75,671,921
  Less:  accumulated depreciation & amortization                                        (27,678,421)            (25,686,104)
                                                                                       ------------            ------------
                                                                                         47,886,865              49,985,817
  Other Assets                                                                            1,998,321               1,650,606
                                                                                       ------------            ------------
Total Assets                                                                           $114,375,616            $140,402,128
                                                                                       ============            ============

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                                                                     $ 28,209,206            $ 19,161,810
  Accrued sales taxes                                                                     2,746,240               2,918,754
  Accrued payroll and related taxes                                                       3,591,309               4,030,168
  Other accrued liabilities                                                              19,930,536              20,177,354
                                                                                       ------------            ------------
Total Current Liabilities                                                                54,477,291              46,288,086
                                                                                       ============            ============
Long-term Liabilities
  Long-term debt                                                                          7,063,268              37,234,019
  Deferred income taxes                                                                   5,966,332               5,966,332
                                                                                       ------------            ------------
Total long-term liabilities                                                              13,029,600              43,200,351
                                                                                       ============            ============
Shareholders' Equity
  Common Stock, $.001 par value:
    Authorized-50,000,000 shares; issued
    and outstanding- 14,185,429 shares and 14,181,346 shares
    at April 29, 1995 and January 28, 1995, respectively                                     14,750                  14,746
  Additional paid-in capital                                                             10,836,109              10,828,773
  Retained earnings                                                                      40,954,370              45,304,232
  Less:  Treasury Stock, 565,000 shares at cost at April 29,1995
         and January 28, 1995, respectively                                              (4,850,215)             (4,850,215)
  Net unrealized holding loss on marketable securities                                      (86,289)               (383,845)
                                                                                       ------------            ------------
Total Shareholders' Equity                                                               46,868,725              50,913,691
                                                                                       ------------            ------------
Total Liabilities and Shareholders' Equity                                             $114,375,616            $140,402,128
                                                                                       ============            ============


See Notes to Condensed Consolidated Financial Statements

THE CLOTHESTIME, INC.

STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                Thirteen Weeks Ended
                                                                                          ----------------------------------
                                                                                            April 29,            April 30,
                                                                                              1995                 1994
                                                                                          ------------           -----------
Revenues:
  Net Sales                                                                                $72,347,239           $83,515,761
  Interest and other income                                                                    372,466               339,243
                                                                                           -----------           -----------
                                                                                            72,719,705            83,855,004
                                                                                           -----------           -----------

Costs and Expenses:
  Cost of sales, including buying and distribution and occupancy costs                      54,022,447            56,552,067
  Selling, general and administrative expenses                                              25,083,404            25,648,805
  Loss on disposal of property, plant and equipment                                             -                    497,888
  Interest expense                                                                             374,900                64,827
  Other losses                                                                                 393,331                28,025
                                                                                           -----------           -----------
                                                                                            79,874,082            82,791,612
                                                                                           -----------           -----------

Income (Loss) before Income Taxes                                                           (7,154,377)            1,063,392
Provision (Benefit) for Income Taxes                                                        (2,804,515)              393,455
                                                                                           -----------           -----------

Net Income (Loss)                                                                          $(4,349,862)          $   669,937
                                                                                           ===========           ===========

Earnings (Loss) per Common and
  Common Equivalent Share                                                                  $     (0.31)          $      0.05
                                                                                           ===========           ===========

  Weighted average number of common
  and common equivalent shares used in the
  calculation                                                                               14,182,489            14,564,295
                                                                                           ===========           ===========





See Notes to Condensed Consolidated Financial Statements

THE CLOTHESTIME, INC.

STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                           Thirteen weeks ended
                                                                                     ----------------------------------
                                                                                       April 29,             April 30,
                                                                                         1995                  1994
                                                                                     ------------          ------------
Operating Activities:
  Net income (loss)                                                                  $ (4,349,862)         $    669,937
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                       2,552,593             2,092,398
    Loss on disposal of property, plant and equipment                                       -                   497,888
    Loss on sales of marketable securities                                                393,331                28,025
  Changes in operating assets and liabilities:
    Increase in merchandise inventories                                               (14,104,498)          (11,578,999)
    Increase in income taxes receivable                                                (2,407,860)                -
    Increase in prepaid expenses and other assets                                      (2,035,174)           (1,469,155)
    Increase in accounts payable                                                        9,047,396            12,135,477
    Decrease in accrued payroll and related taxes                                        (438,859)             (512,286)
    Decrease in accrued sales tax and other accrued liabilities                          (486,906)             (579,697)
    Decrease in income taxes payable                                                        -                  (124,014)
                                                                                     ------------          ------------

Net cash provided by (used in) operating activities                                   (11,829,839)            1,159,574
                                                                                     ------------          ------------

Investing Activities:
  Investment in marketable securities                                                     (11,534)           (3,177,185)
  Proceeds from sales of marketable securities                                          4,606,800             5,164,031
  Purchases of property, plant and equipment                                             (453,641)           (4,314,681)
                                                                                     ------------          ------------

Net cash provided by (used in) investing activities                                     4,141,625            (2,327,835)
                                                                                     ------------          ------------

Financing Activities:
  Net borrowings (repayments) under revolving credit facility                         (31,319,336)            1,500,000
  Proceeds from long term debt                                                          1,400,000                 -
  Principal payments under long-term debt                                                (183,841)             (140,456)
  Proceeds from the exercise of stock options                                               7,340                 -
                                                                                     ------------          ------------
Net cash provided by (used in) financing activities                                   (30,095,837)            1,359,544
                                                                                     ------------          ------------

Increase (decrease) in cash and cash equivalents                                      (37,784,051)              191,283
Cash and cash equivalents at beginning of year                                         40,829,741             2,705,688
                                                                                     ------------          ------------

Cash and cash equivalents at end of quarter                                          $  3,045,690          $  2,896,971
                                                                                     ============          ============

Supplemental disclosure of cash flow information:
  Income taxes paid                                                                  $      8,420          $    517,500
  Interest paid                                                                      $    374,900          $    304,827

See Notes to Condensed Consolidated Financial Statements

THE CLOTHESTIME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 29, 1995


Note A - Significant Accounting Policies

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Company and its consolidated group of subsidiaries, MRJ Industries, Inc., Clothestime Stores, Inc., Clothestime Insurance Company, Clothestime International, Inc., Clothestime Investment, Inc., and Clothestime Acquisition Corporation. All material intercompany balances and transactions have been eliminated in consolidation. The operating results for the thirteen week period ended April 29, 1995 are not necessarily indicative of the results that may be expected for the year ending January 27, 1996 ("fiscal 1995"). For further information, refer to the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended January 28, 1995 ("fiscal 1994").

Note B - Credit Agreements

     At April 29, 1995, the Company, through its subsidiary Clothestime Stores, Inc., had a senior secured revolving credit facility with a bank serving as agent for a lending group comprised initially of two banks which allows for total credit of $40 million. The agreement expires February 1, 1997, and is secured by substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. The Company had outstanding borrowings and outstanding letters of credit in the amount of $3.8 million and $13.9 million, respectively, as of April 29, 1995. Amounts outstanding under the agreement bear interest at various rates approximating prime plus 1%. The interest rate was 10% per annum at the end of the first three months of fiscal 1995. The commitment and agency fee required on this agreement amounts to $55,000 on a quarterly basis. The Company is also required to pay certain fees with respect to each letter of credit issued under the agreement.

     The agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios, including debt to net worth and current ratio, the establishment of maximum levels of cumulative net loss, the establishment of maximum levels of capital expenditures, the establishment of certain limitations regarding investments made within the Company's affiliated group, a limitation on the incurrence of future indebtedness, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. The Company was in compliance with or had obtained waivers for all such covenants as of April 29, 1995.

THE CLOTHESTIME, INC.

Note C - Capital Stock and Stock Option Transactions

     The following table summarizes the activity under the Company's Stock Option Plans during the thirteen week period ended April 29, 1995:

                                                                    Shares
                                                                    ------
     Options Outstanding, January 28, 1995                         2,708,665
       Activity during the period:

              Options Granted
              (per share amounts:  $2.75 to $2.75)                   195,500

              Options Exercised
              (per share amounts:  $1.50 to $1.88)                    (4,083)

              Options Cancelled
              (per share amounts:  $1.50 to $12.50)                  (86,791)
                                                                   ---------

     Options outstanding, April 29, 1995                           2,813,291
                                                                   =========

At April 29, 1995, there were exercisable options covering 1,727,663 shares of the Company's common stock. Due to the loss in the first quarter of fiscal 1995, 68,058 common equivalent shares were excluded from the loss per share calculation as a result of the antidilutive effect. In the first quarter of fiscal 1994, common share equivalents of 411,846 were included in the earnings per share computation.

Note D - Long-Term Debt

     Long-term debt and capital lease obligations were:

                                                                      April 29, 1995             January 28, 1995
- -----------------------------------------------------------------------------------------------------------------
Notes payable to bank at various rates based on
  prime plus 1% at April 29, 1995, and LIBOR at
  January 28, 1995.                                                     $3,833,664                 $35,153,000
Secured note payable to bank based on LIBOR
  plus 1.5% fully amortized over 25 years,
  balance due in 10 years.                                               1,395,333                       -
Notes payable to bank at 6.1% and 6.2%,
  fully amortized over five years.                                       1,389,897                   1,478,927
Capital lease obligation                                                 1,244,925                   1,335,069
- -------------------------------------------------------------------------------------------------------------------
Total debt                                                               7,863,819                  37,966,996
Less: Current maturities                                                  (800,551)                   (732,977)
- -------------------------------------------------------------------------------------------------------------------
Total                                                                   $7,063,268                 $37,234,019
- -------------------------------------------------------------------------------------------------------------------

THE CLOTHESTIME, INC.

Note D - Long-Term Debt (Con't)

     The Company borrowed $1,400,000 during the first quarter of fiscal 1995, evidenced by a note payable to the bank collaterized by an office/warehouse building and underlying real property that the Company uses to house a portion of its administrative and warehousing facilities. During the fourth quarter of fiscal 1993, the Company borrowed $1,890,000, and used the proceeds to invest in certain tax advantaged investments. In addition, during fiscal 1993, the Company capitalized certain equipment acquired in connection with a capital lease agreement. The current portion of the aforementioned obligations is included in other accrued liabilities. No commitment or other fees were required under the aforementioned notes.

Note E - Marketable Securities

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), was adopted by the Company at the beginning of fiscal 1994. SFAS 115 requires that investments be classified as "held-to-maturity", "available- for-sale" or
"trading securities".   At April 29, 1995, the Company classified all of its
investments in securities which did not meet the definition of cash equivalents as marketable securities available-for-sale. Investment securities available-for-sale are those securities not held as trading securities nor as held-to-maturity securities. These securities are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders' equity.

     The carrying values (cost) and estimated market values of investment securities available-for-sale are summarized as follows:

                                                                                  As of April 29, 1995
                                                            -----------------------------------------------------------------
                                                                                                   Gross            Gross
                                                                                              Unrealized       Unrealized
                                                                                    Fair         Holding          Holding
                                                                  Cost             Value          Losses            Gains
                                                            -----------------------------------------------------------------
U.S. state and local government agency issues               $3,325,004        $3,183,082        $141,922              $-


Maturities of investment securities available-for-sale are summarized as follows:


                                                                                     As of April 29, 1995
                                                                      -------------------------------------------------------
Within 1 year                                                                              $  123,425
After 1 year through 5 years                                                                  996,999
After 5 years through 10 years                                                              2,204,580
After 10 years                                                                                  -
                                                                                          -----------
                                                                                           $3,325,004
                                                                                           ==========

THE CLOTHESTIME, INC.

Note E - Marketing Securities (Con't)

                                                                                    For the period ended
                                                                                       April 29, 1995
                                                                                    --------------------
Proceeds from sales of investment
  securities available-for-sale                                                              $ 4,606,800

Gross realized gains on sales of
  investment securities available-for-sale                                                   $     5,490

Gross realized losses on sales of
  investment securities available-for-sale                                                   $   398,821

Net unrealized holding loss on available-for-sale securities
  included as a component of stockholders' equity, net of tax                                $    86,289

All realized gains and losses are computed on the specific identification basis.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Consolidated Results of Operations

     The following table sets forth certain items in the consolidated statements of operations as a percentage of total revenues for the thirteen week period ended April 29, 1995 and April 30, 1994.

                                                                                           Thirteen weeks ended
                                                                                         ------------------------
                                                                                         April 29,      April 30,
                                                                                           1995           1994
                                                                                         ---------      ---------
Total revenues                                                                             100.0%         100.0%
  Cost of sales, including buying and distribution and occupancy costs                      74.3           67.4
  Selling, general and administrative expenses                                              34.5           30.6
  Loss on disposal of property, plant and equipment                                          -              0.6
  Interest expense                                                                           0.5            0.1
  Other losses                                                                               0.5           -
                                                                                           -----          -----
Income (loss) before income taxes                                                           (9.8)           1.3
  Provision (benefit) for income taxes                                                      (3.8)           0.5
                                                                                           -----          -----
Net Income (loss)                                                                           (6.0)%          0.8%
                                                                                           =====          =====

Net Sales

     Net sales decreased 13% in the first quarter of fiscal 1995 to $72.3 million compared to $83.5 million in the first quarter of fiscal 1994. Comparable store sales (stores in operation for at least 15 months) decreased by 17% in the first quarter of fiscal 1995 as compared with the first quarter of fiscal 1994. Noncomparable or new store sales resulted in an increase of 4% of net sales. Management believes that the principal factors that negatively affected sales in the first quarter of fiscal 1995 were the continued weakness in women's apparel specialty retail segments and extended negotiations regarding its new credit agreement which impacted the flow of merchandise from the Company's vendors and factors to its stores.

THE CLOTHESTIME, INC.

     Net Sales (Con't)

     The Company's primary target market is women in the 18 to 35 age group. While customer demographics revealed that this age range represents a significant portion of our customers, the Company still maintains a lesser customer base in the 14 to 17 and 36 and over age groups. The Company's business is comprised of two principal selling seasons: Spring (the first and second quarters) which includes the period during which spring and summer styles are introduced, and Fall (the third and fourth quarters) which includes the back-to-school, winter and Christmas selling seasons. Consistent with the majority of clothing retailers, first quarter sales are generally lower than sales in the other quarters primarily as a result of the higher sales activity during the summer, back-to-school, and Christmas selling seasons. As is the case for most clothing retailers, abnormal seasonal weather may also affect sales because the seasonal merchandise then in the stores may not correspond to the merchandise consistent with the abnormal weather. In addition, since most of the Company's stores are located in non-enclosed retail locations as opposed to enclosed malls, the Company's sales can be adversely affected by abnormal rain or other inclement weather. In the first quarter of fiscal 1995, management believes that abnormal rain, primarily in California markets, may have adversely affected sales in those markets. The actual financial impact of the weather could not, however, be determined. There was no evidence of adverse weather in the first quarter of fiscal 1994.

     Interest and Other Income; Interest Expense; Other Losses

     Interest and other income increased to $372 thousand in the first quarter of fiscal 1995, compared to $339 thousand in the first quarter of fiscal 1994. The increase in interest and other income in the first quarter of fiscal 1995 was primarily due to interest of $75 thousand resulting from Internal Revenue Service tax refunds, partially offset by a lower average invested cash balance in the first quarter of fiscal 1995.

     Interest expense increased to $375 thousand in the first quarter of fiscal 1995, compared to $65 thousand in the first quarter of fiscal 1994. The interest expense stemmed from outstanding borrowings under the Company's credit agreement; additional borrowings of $1.4 million made during the first quarter of fiscal 1995, evidenced by a secured note payable to the bank; a bank loan of $1.9 million taken out in the fourth quarter of fiscal 1993, the proceeds of which were used to purchase certain tax advantaged investments; and a capital lease obligation of $1.9 million entered into during fiscal 1993 related to store equipment financing. See Notes B and D of the Notes to Condensed Consolidated Financial Statements.

     During the first quarter of fiscal 1995 and fiscal 1994, other losses of $393 thousand and $28 thousand were incurred, respectively. The losses were due to losses from sales of marketable securities. See Note E to Condensed Consolidated Financial Statements.

     Cost of Sales

     Cost of sales as a percentage of total revenues increased to 74.3% in the first quarter of fiscal 1995 as compared with 67.4% in the first quarter of fiscal 1994. Cost of sales as a percentage of total revenues rose primarily as a result of the decrease in sales and higher occupancy costs in the Company's new locations.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percent of total revenues increased to 34.5% for the first quarter in fiscal 1995 compared with 30.6% for first quarter of fiscal 1994. The overall increase in expenses as a percentage of total revenues in the current year was due to increases in (i) store operations and supervisory payroll (1.8%); (ii) advertising costs

THE CLOTHESTIME, INC.

     Selling, General and Administrative Expenses (Con't)

(1.4%); and (iii) other expenses to support the increase in net stores opened from the first quarter of fiscal 1994 to the end of the first quarter of fiscal 1995 (0.7%). Store operations and supervisory payroll and other expenses to support store growth were higher for the quarter primarily as a result of staffing and facilities intended to support higher than realized sales levels. Advertising expenses were higher as the Company launched a major advertising campaign in the month of April 1995 in an attempt to raise sales during the Easter selling season.

     Loss on Disposal of Plant, Property and Equipment

     During the first quarter of fiscal 1995 and fiscal 1994, the Company expensed $0 and $498 thousand, respectively, primarily for store-related asset write-offs (e.g., obsolete fixtures, equipment, etc.). During the first quarter of fiscal 1995, the Company utilized $278 thousand against the accrual for store closures it had recorded at the end of fiscal 1994. As the Company's stores mature, the Company will continue to remodel and/or relocate stores, resulting in asset write-offs.

     Provision (Benefit) for Income Taxes

     The Company's effective tax (benefit) rate was (39.2%) and 37.0% for the first quarter of fiscal 1995 and fiscal 1994, respectively. Based on the level of tax advantaged investments, the Company in the first quarter of fiscal 1995 anticipates a higher net benefit rate than was anticipated for the same period of fiscal 1994. The effective tax benefit rate of 39.2% is comparable to the full year benefit rate that the Company experienced in fiscal 1994.

     Net Income (Loss) and Earnings (Loss) Per Share

     Net loss and loss per share for the first quarter of fiscal 1995 were $4.3 million and $0.31, respectively. This compared with net income and earnings per share of $0.7 million and $0.05 for the first quarter of fiscal 1994. Management believes that the decrease in earnings in the first quarter of fiscal 1995, compared to the same period in fiscal 1994, was due to the decrease in net sales in the first quarter of fiscal 1995, as discussed above.

     Income (loss) before income taxes as a percentage of total revenues in the first quarter of fiscal 1995 were (9.8%) compared with 1.3% in the same quarter last year. The decrease in the first quarter of fiscal 1995, compared to the same period in fiscal 1994, was due to an increase in cost of sales, selling, general and administrative expenses and interest expense as a percentage of total revenues, referenced above.

     Liquidity and Capital Resources

     Cash provided from operating activities, the Company's capital structure and resources available from its committed long-term credit agreement provides the financial stability to support both current operations, capital requirements and future growth. As of the end of the first quarter in fiscal 1995, the Company, through its subsidiary Clothestime Stores, Inc., had a senior secured revolving credit facility with a bank serving as agent for a lending group comprised initially of two banks which allows for total credit of $40 million. This agreement expires February 1, 1997, and is secured by substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. The agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios, including debt to net worth and current ratio, the establishment of maximum levels of cumulative net loss, the establishment of maximum levels of capital expenditures, the establishment of certain limitations regarding investments made within the Company's affiliated group, a limitation on the incurrence of future indebtedness, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries.

THE CLOTHESTIME, INC.

     Liquidity and Capital Resources (Con't)
     --------------------------------------
     These restrictive covenants have not affected, and management does not expect that such covenants will affect the ability of the Company and its subsidiaries to meet their respective cash obligations. The Company was in compliance with or had obtained waivers for all such covenants as of April 29, 1995. At the end of the first three months, the Company had outstanding borrowings and outstanding letters of credit in the amount of $3.8 million and $13.9 million, respectively. The banking agreement and the amounts outstanding thereunder are more fully described in Notes B and to the Notes to Condensed Consolidated Financial Statements.

     Cash and cash equivalents and marketable securities decreased to $6.2 million by the end of the first quarter of fiscal 1995, compared to $48.5 million at the end of fiscal 1994, primarily due to net repayments under the line of credit of $31.3 million and cash used in operating activities of $11.8 million. Merchandise inventories increased to $38.9 million at the end of the first quarter of fiscal 1995, from $24.8 million at the end of fiscal 1994.
The increase in inventory for the first quarter of fiscal 1995 can be attributed to seasonal inventory fluctuations and inventory returning to higher levels following aggressive promotional activity at the end of fiscal 1994. In the normal course of the purchasing cycle during the year, cash and cash equivalents will periodically decrease as the Company purchases inventory to meet projected sales demands. Accounts payable increased to $28.2 million at the end of the first quarter of fiscal 1995, from $19.2 million at the end of fiscal 1994. The relative increase in accounts payable resulted primarily from seasonal inventory purchasing.

     Income taxes receivable increased to $7.8 million by the end of the first quarter of fiscal 1995, compared to $5.4 million at the end of fiscal 1994, primarily due to the Company recognizing a tax benefit in the current quarter. The Company has the ability to realize tax refunds as a result of taxes paid in fiscal 1993 and fiscal 1992.

     Prepaid expenses and other current assets increased $1.7 million from the end of fiscal 1994 to the end of the first quarter of fiscal 1995 due to increase of $0.6 million in receivables due from insurers relating to the captive insurance, an increase of $0.6 million in prepaid bank-related fees and $0.5 million in various other components.

     Other assets increased $0.4 million from $1.6 million at fiscal 1994 year end to $2.0 million at the end of the first quarter of fiscal 1995 due to an increase of $0.3 million of deferred corporate-owned life insurance costs and $0.1 million in various other components.

     Accrued sales tax decreased to $2.7 million at the end of the first quarter of fiscal 1995 from $2.9 million at the end of fiscal 1994 mainly due to tax payment timing differences. Accrued payroll and related taxes decreased from $4.0 million at the end of fiscal 1994 to $3.6 million at the end of the first quarter of fiscal 1995 primarily due to group health and payroll-related tax payments, decreasing the accruals by $0.4 million.

     Other accrued liabilities decreased $0.3 million from the end of fiscal 1994 to the end of the first quarter of fiscal 1995 due to decreases in accruals for store closures, gift certificate accruals, legal-related accruals and accruals for inventory services of $0.3 million, $0.2 million, $0.3 million and $0.3 million, respectively, offset by an increase of $0.8 million in unearned premium and insurance claims accruals recorded relating to captive insurance.

     Total cash used in operating activities during the first three months of fiscal 1995 was $11.8 million, compared to $1.1 million provided by operating activities during the same period of fiscal 1994. The Company's cash used in operations was impacted by losses in the first quarter of fiscal 1995 and an increase in merchandise inventories, partially offset by more leverage on
accounts payable.   Although future performance will affect cash provided by
operations, the aforementioned factors are not expected to have short or long-term implications on the Company's liquidity, as merchandise is purchased and liabilities are paid in the normal course of business.

THE CLOTHESTIME, INC.

     Liquidity and Capital Resources (Con't)

     Consistent with many retailers, the Company has an indirect relationship with the factoring community which assists vendors of merchandise inventories in securing up front payment (as opposed to payment terms from the retailer directly) for goods shipped to retailers like the Company. The Company believes that internally generated funds, along with its current financial position and the availability of lines of credit under its current credit agreement will be sufficient to meet both operating and capital requirements. However, to the extent cash provided from operating activities is adversely affected, the factors require greater credit support and/or manufacturers are less willing to deliver merchandise pursuant to payment terms, short or long-term liquidity may be adversely impacted.

     During fiscal 1995, capital expenditures of approximately $2.0 million are anticipated. The Company plans to spend approximately $1.5 million to open approximately 8 new stores and provide capital support for its existing store base. In addition, the Company plans to spend approximately $0.5 million for system enhancements and various other corporate expenditures. Capital expenditures for expansion are planned at lower levels during fiscal 1995 in order to conserve cash and focus on its existing store network. Management anticipates that these capital requirements will be funded principally by cash generated from operating activities, along with resources available under the long-term credit agreement.

       In the first three months of fiscal 1995, the Company opened four new stores and closed six stores. As a result, property, plant and equipment decreased $0.1 million (net of write-offs), from $75.7 million at the end of fiscal 1994 to $75.6 million at April 29, 1995.

THE CLOTHESTIME, INC.

                         PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits
                                 EXHIBIT INDEX


EXHIBIT NO.
- -----------
MATERIAL CONTRACTS

10.1    Credit Agreement dated February 28, 1995 between Clothestime Stores, Inc., Wells Fargo Bank, N.A. and Union Bank,
        previously filed as Exhibit 10.45 to the Annual Report on Form 10-K for the Fiscal Year Ended January 28, 1995, which was filed with the U.S. Securities and Exchange Commission on April 28, 1995, (the "1994 Report"), is incorporated herein by reference.

10.2    Waiver and Amendment Agreement dated April 27, 1995, by and among The Clothestime, Inc. (the "Company"), each of the subsidiaries of the Company, Wells Fargo Bank, N.A. and Union Bank, previously filed as Exhibit 10.46 to the 1994 Annual
        Report, is incorporated herein by reference.

10.3    Security Agreement dated February 28, 1995, between the Company and Wells Fargo Bank, N.A., previously filed as
        Exhibit 10.47 to the 1994 Annual Report, is incorporated herein by reference.  Each of the parties identified in the
        Schedule attached to Exhibit 10.47 are parties to separate Security Agreements dated February 28, 1995 with Wells
        Fargo Bank, N.A., each of which is substantially identical in all material respects to the Security Agreement filed as
        Exhibit 10.47.  Such Schedule also is incorporated herein by reference.

10.4    Guaranty dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.48 to the
        1994 Annual Report, is incorporated herein by reference.  Each of the parties identified in the Schedule attached to
        Exhibit 10.48 are parties to separate Guaranties dated February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Guaranty filed as Exhibit 10.48.  Such Schedule also is incorporated herein by reference.

10.5    Pledge Agreement dated February 28, 1995 between Clothestime Stores, Inc. and Wells Fargo Bank, N.A., previously filed as
        Exhibit 10.49 to the 1994 Annual Report, is incorporated herein by reference.  Each of the parties identified in the
        Schedule attached to Exhibit 10.49 are parties to separate Pledge Agreements dated February 28, 1995 with Wells Fargo
        Bank, N.A., each of which is substantially identical in all material respects to the Pledge Agreement filed as
        Exhibit 10.49.  Such Schedule also is incorporated herein by reference.

10.6    Warrant Agreement dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as
        Exhibit 10.50 to the 1994 Annual Report, is incorporated herein by reference.

10.7    Warrant Agreement dated February 28, 1995 between the Company and Union Bank, previously filed as Exhibit 10.51 to the 1994
        Annual Report, is incorporated herein by reference.

10.8    Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 1995

THE CLOTHESTIME, INC.


        between Clothestime Stores, Inc., American Securities Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.52 to the 1994 Annual Report, is incorporated herein by reference.

10.9    $1.4 Million Loan Agreement dated February 28, 1995 between Clothestime Stores, Inc. and Wells Fargo Bank, N.A., previously filed as Exhibit 10.53 to the 1994 Annual Report, is incorporated herein by reference.

10.10   Guaranty dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.54 to the
        Annual Report, is incorporated herein by reference.  Each of the parties identified in the Schedule attached to
        Exhibit 10.54 are parties to separate Guaranties dated February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Guaranty filed as Exhibit 10.54.  Such Schedule also is incorporated herein by reference.

10.11   Deed of Trust with Assignment of Rents dated as of February 28, 1995 between Clothestime Stores, Inc., American Securities
        Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.55 to the 1994 Annual Report, is incorporated herein by reference.

OTHER EXHIBITS

27.     Financial Data Schedule.

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended April 29, 1995.

THE CLOTHESTIME, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE CLOTHESTIME, INC.



Date:    June 12, 1995                             By:      /s/ John Ortega II
         -------------                                      -----------------------------------------------------------
                                                            John Ortega II
                                                            Chairman of the Board
                                                            and Chief Executive Officer




Date:    June 12, 1995                             By:      /s/ David A. Sejpal
         -------------                                      -----------------------------------------------------------
                                                            David A. Sejpal
                                                            Vice President -
                                                            Chief Financial Officer
                                                            (Principal Financial Officer)