Form 10-Q
period 1995-07-29
CLOTHESTIME INC
filed 1995-09-11
CIK 727739

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark one)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---------                  THE SECURITIES ACT OF 1934

For quarterly period ended July 29, 1995

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---------           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-12203


                              The Clothestime, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   33-0469138
-----------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

5325 E. Hunter Avenue, Anaheim, California              92807
-----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                (714) 779-5881
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                               ---         ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value 14,190,241 shares at September 8, 1995
-----------------------------------------------------------------------------
This Form 10-Q consists of 17 Pages

THE CLOTHESTIME, INC.


INDEX TO FORM 10-Q


                                     INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

         Condensed balance sheets - July 29, 1995 and January 28, 1995..............................     3

         Condensed statements of operations - thirteen weeks and twenty-six weeks ended
            July 29, 1995 and July 30, 1994.........................................................     4

         Condensed statements of cash flow - twenty-six weeks ended July 29, 1995
            and July 30, 1994.......................................................................     5

         Notes to condensed consolidated financial statements - July 29, 1995.......................   6-9

Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
         and Results of Operations..................................................................  9-14




PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................    15

Item 4.  Submission of Matters to a Vote of Security Holders .......................................    16

Item 6.  Exhibits and Reports on Form 8-K...........................................................    16



SIGNATURES..........................................................................................    17

THE CLOTHESTIME, INC.



                        PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

BALANCE SHEETS (Unaudited)

                                                                        July 29,         January 28,
                                                                          1995              1995
                                                                      ------------      ------------
Assets
Current Assets
  Cash and cash equivalents                                           $  6,747,505      $ 40,829,741
  Marketable securities available-for-sale, net of
    allowances of $85,200 and $631,328                                   3,116,380         7,682,273
  Merchandise inventories                                               34,592,879        24,812,265
  Income taxes receivable                                                2,873,856         5,350,284
  Prepaid expenses and other current assets                              3,442,878         2,650,227
  Deferred income taxes                                                  5,344,720         5,560,677
                                                                      ------------      ------------
Total Current Assets                                                    56,118,218        86,885,467
                                                                      ------------      ------------

  Investments                                                            1,880,238         1,880,238
                                                                      ------------      ------------
  Property, Plant and Equipment - On the basis of cost                  73,670,032        75,671,921
  Less:  Accumulated depreciation & amortization                       (28,789,404)      (25,686,104)
                                                                      ------------      ------------
                                                                        44,880,628        49,985,817
  Other Assets                                                           2,344,070         1,650,606
                                                                      ------------      ------------
Total Assets                                                          $105,223,154      $140,402,128
                                                                      ============      ============

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                                                    $ 25,784,947      $ 19,161,810
  Accrued sales tax                                                      2,520,552         2,918,754
  Accrued payroll and related taxes                                      3,555,022         4,030,168
  Other accrued liabilities                                             17,908,270        20,177,354
                                                                      ------------      ------------
Total Current Liabilities                                               49,768,791        46,288,086
                                                                      ------------      ------------

Long-Term Liabilities
  Long-term debt                                                         3,027,189        37,234,019
  Deferred income taxes                                                  5,966,332         5,966,332
                                                                      ------------      ------------
Total Long-Term Liabilities                                              8,993,521        43,200,351
                                                                      ------------      ------------

Shareholders  Equity
 Common Stock, $.001 par value:
    Authorized - 50,000,000 shares; issued and
    outstanding - 14,190,129 shares and 14,181,346 shares
    at July 29, 1995 and January 28, 1995, respectively                     14,755            14,746
 Additional paid-in capital                                             10,844,355        10,828,773
 Retained earnings                                                      40,505,623        45,304,232
 Less:  Treasury stock, 565,000 shares at cost at July 29, 1995
          and January 28, 1995, respectively                            (4,850,215)       (4,850,215)
 Net unrealized holding loss on marketable securities                      (53,676)         (383,845)
                                                                      ------------      ------------
Total Shareholders' Equity                                              46,460,842        50,913,691
                                                                      ------------      ------------
Total Liabilities and Shareholders' Equity                            $105,223,154      $140,402,128
                                                                      ============      ============





See Notes to Condensed Consolidated Financial Statements         Page 3 of 17

THE CLOTHESTIME, INC.


STATEMENT OF OPERATIONS (Unaudited)

                                                             Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                                      ------------------------------     ------------------------------
                                                         July 29,         July 30,          July 29,         July 30,
                                                           1995             1994             1995              1994
                                                      ------------       -----------     ------------      ------------
Revenues:
  Net Sales                                            $89,282,033       $93,449,607     $161,629,272      $176,965,368
  Interest and other income                                 68,349           407,376          440,815           746,619
                                                       -----------       -----------     ------------      ------------
                                                        89,350,382        93,856,983      162,070,087       177,711,987
                                                       -----------       -----------     ------------      ------------

Costs and Expenses:
  Cost of sales, including buying and distribution
    and occupancy costs                                 65,534,612        69,653,867      119,557,059       126,205,934
  Selling, general and administrative expenses          24,085,325        28,753,865       49,168,729        54,402,670
  Loss on disposal of property, plant and equipment              -           437,501                -           935,389
  Interest expense                                         181,283           124,841          556,183           189,668
  Other losses                                              11,625           349,618          404,956           377,643
                                                       -----------       -----------     ------------      ------------

                                                        89,812,845        99,319,692      169,686,927       182,111,304
                                                       -----------       -----------     ------------      ------------

Loss Before Income Taxes                                  (462,463)       (5,462,709)      (7,616,840)       (4,399,317)
  Benefit For Income Taxes                                 (13,716)       (1,911,948)      (2,818,231)       (1,518,493)
                                                       -----------       -----------     ------------      ------------

Net Loss                                               $  (448,747)      $(3,550,761)    $ (4,798,609)     $ (2,880,824)
                                                       ===========       ===========     ============      ============

Loss Per Common Share                                  $     (0.03)      $     (0.25)    $      (0.34)     $      (0.20)
                                                       ===========       ===========     ============      ============

Weighted average number of common
  shares used in the calculation
                                                        14,187,443        14,154,812       14,184,966        14,153,630
                                                       ===========       ===========     ============      ============





See Notes to Condensed Consolidated Financial Statements         Page 4 of 17

THE CLOTHESTIME, INC.


STATEMENTS OF CASH FLOW (Unaudited)

                                                                                         Twenty six weeks ended
                                                                                  ---------------------------------
                                                                                     July 29,             July 30,
                                                                                       1995                 1994
                                                                                  -------------         -----------
 Operating Activities:
   Net loss                                                                       $ (4,798,609)         $(2,880,824)
   Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities
    Depreciation and amortization                                                    4,546,347            4,255,212
    Loss on disposal of property, plant and equipment                                        -              935,389
    Loss on sales of marketable securities                                             404,956              377,643
 Changes in operating assets and liabilities:
   Increase in merchandise inventories                                              (9,780,614)          (3,738,016)
   Decrease in income taxes receivable                                               2,476,428                    -
   Increase in prepaid expenses and other assets                                    (1,486,115)          (1,177,866)
   Increase in accounts payable                                                      6,623,137            5,719,950
   Increase (decrease) in accrued payroll and related taxes                           (475,146)              31,935
   Increase (decrease) in accrued sales tax and other accrued liabilities           (1,597,337)           1,417,876
   Decrease in income taxes payable                                                          -           (2,519,678)
                                                                                  ------------          -----------

 Net cash provided by (used in) operating activities                                (4,086,953)           2,421,621
                                                                                  ------------          -----------
 Investing activities:
   Investment in marketable securities                                                 (11,534)          (3,177,185)
   Proceeds from sales of marketable securities                                      4,718,600           14,863,254
   Purchases of property, plant, and equipment                                        (585,135)          (7,780,145)
                                                                                  ------------          -----------
 Net cash provided by investing activities                                           4,121,931            3,905,924
                                                                                  ------------          -----------
 Financing Activities:
   Net borrowings (repayments) under revolving credit facility                     (35,153,000)           8,000,000
   Proceeds from long-term debt                                                      1,400,000                    -
   Principal payments under long-term debt                                            (379,805)            (355,897)
   Proceeds from the exercise of stock options                                          15,591                8,649
                                                                                  ------------          -----------
 Net cash provided by (used in) financing activities                               (34,117,214)           7,652,752
                                                                                  ------------          -----------
Increase (decrease) in cash and cash equivalents                                   (34,082,236)          13,980,297
Cash and cash equivalents at beginning of year                                      40,829,741            2,705,688
                                                                                  ------------          -----------
Cash and cash equivalents at end of quarter                                       $  6,747,505          $16,685,985
                                                                                  ============          ===========

Supplemental disclosure of cash flow information:
  Income taxes paid                                                               $     19,970          $ 1,002,035
  Interest paid                                                                   $    556,183          $   189,668





See Notes to Condensed Consolidated Financial Statements         Page 5 of 17

THE CLOTHESTIME, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
July 29, 1995

Note A  - Significant Accounting Policies

Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Company and its consolidated group of subsidiaries, MRJ Industries, Inc., Clothestime Stores, Inc., Clothestime Insurance Company, Clothestime International, Inc., Clothestime Investment, Inc., Clothestime Acquisition Corporation, and Clothestime Realty, Inc. All material intercompany balances and transactions have been eliminated in consolidation. The operating results for the twenty-six week period ended July 29, 1995 are not necessarily indicative of the results that may be expected for the year ending January 27, 1996 ("fiscal 1995"). For further information, refer to the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended January 28, 1995 ("fiscal 1994").

Note B - Credit Agreements

         At July 29, 1995, the Company, through its subsidiary Clothestime Stores, Inc., had a senior secured revolving credit facility with a bank serving as agent for a lending group comprised of two banks which allows for total credit of $40 million. The agreement expires February 1, 1997, and is secured by substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. As of July 29, 1995, the Company had outstanding letters of credit in the amount of $19.5 million and no outstanding borrowings. Any amounts outstanding under the agreement bear interest at various rates approximating prime plus 1%. The interest rate was 9 3/4% per annum at the end of the first six months of fiscal 1995. The commitment and agency fee required on this agreement amounts to $55,000 on a quarterly basis. The Company is also required to pay certain fees with respect to each letter of credit issued under the agreement.

         The agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios, including debt to net worth and current ratio, the establishment of maximum levels of cumulative net loss, the establishment of maximum levels of capital expenditures, the establishment of certain limitations regarding investments made within the Company's affiliated group, a limitation on the incurrence of future indebtedness, and a prohibition regarding declaring or making any cash dividends to the Company's stockholders by the Company or its subsidiaries. The Company was in compliance with or had obtained waivers for all such covenants as of July 29, 1995.

THE CLOTHESTIME, INC.


Note C - Capital Stock And Stock Option Transactions

     The following table summarizes the activity under the Company's Stock Option Plans during the twenty-six week period ended July 29, 1995:

                                                                 Shares
                                                                ---------
         Options Outstanding, January 28, 1995                  2,708,665
                 Activity during the period:

                 Options Granted
                 (per share amounts: $2.75 to $2.88)              205,500

                 Options Exercised
                 (per share amounts: $1.50 to $1.88)               (8,783)

                 Options Canceled
                 (per share amounts: $1.50 to $12.50)            (119,266)
                                                                ---------
         Options outstanding, July 29, 1995                     2,786,116
                                                                =========

At July 29, 1995, there were exercisable options covering 1,759,765 shares of the Company's common stock. Due to the loss in the second quarter and first six months of fiscal 1995, and in the same periods of fiscal 1994, common equivalent shares of 67,224, 67,641, 213,663, and 312,755, respectively, were excluded from the loss per share calculation as a result of the antidilutive effect.

Note D - Long Term Debt

     Long-term debt and capital lease obligations were:

                                                      July 29, 1995     January 28, 1995
                                                      -------------     ----------------
Notes payable to bank at various rates based on
  prime plus 1% at July 29, 1995, and LIBOR at
  January 28, 1995.                                    $        -          $35,153,000
Secured note payable to bank based on LIBOR
  plus 1.5% fully amortized over 25 years,
  balance due in 10 years.                              1,381,333                    -
Notes payable to bank at 6.1% and 6.2%,
  fully amortized over five years.                      1,298,090            1,478,927
Capital lease obligation                                1,154,768            1,335,069
                                                       ----------          -----------
Total debt                                              3,834,191           37,966,996
Less:  Current maturities                                (807,002)            (732,977)
                                                       ----------          -----------
Total                                                  $3,027,189          $37,234,019
                                                       ==========          ===========

THE CLOTHESTIME, INC.

         The Company borrowed $1,400,000 during the first quarter of fiscal 1995, evidenced by a note payable to the bank collaterized by an office/warehouse building and underlying real property that the Company uses to house a portion of its administrative offices and warehousing facilities. During the fourth quarter of fiscal 1993, the Company borrowed $1,890,000, and used the proceeds to invest in certain tax advantaged investments. In addition, during fiscal 1993, the Company capitalized certain equipment acquired in connection with a capital lease agreement. The current portion of the aforementioned obligations is included in other accrued liabilities. No commitment or other fees were required under the aforementioned notes.

Note E - Marketable Securities

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), was adopted by the Company at the beginning of fiscal 1994. SFAS 115 requires that investments be classified as "held-to-maturity", "available-for-sale" or "trading securities". At July 29, 1995, the Company classified all of its investments in securities which did not meet the definition of cash equivalents as marketable securities available-for-sale. Investment securities available-for-sale are those securities not held as trading securities nor as held-to-maturity securities. These securities are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders' equity.

         The carrying values (cost) and estimated market values of investment securities available-for-sale are summarized as follows:

                                                                As of July 29, 1995
                                                 ------------------------------------------------
                                                                            Gross         Gross
                                                                          Unrealized   Unrealized
                                                                 Fair      Holding       Holding
                                                    Cost        Value       Losses        Gains
                                                 ----------   ----------  ----------   ----------
U.S. state and local government agency issues    $3,201,580   $3,116,380   $85,200      $   -


Maturities of investment securities available-for-sale are summarized as follows:

                                                              As ofJuly 29, 1995
                                                              ------------------
Within 1 year                                                     $        -
After 1 year through 5 years                                         997,000
After 5 years through 10 years                                     2,204,580
After 10 years                                                             -
                                                                  ----------
                                                                  $3,201,580
                                                                  ==========

THE CLOTHESTIME, INC.

                                                                   Thirteen weeks ended       Twenty-six weeks ended
                                                                       July 29, 1995              July 29, 1995
                                                                   --------------------       ----------------------
Proceeds from sales of investment
  securities available-for-sale                                          $111,800                   $4,718,600

Gross realized gains on sales of
  investment securities available-for-sale                               $      -                   $    5,490

Gross realized (losses) on sales of
  investment securities available-for-sale                               $(11,625)                  $ (410,446)

Net unrealized holding (loss) on available-for-sale securities
  included as a component of stockholders' equity, net of tax            $(53,676)                  $  (53,676)

All realized gains and losses are computed on the specific identification basis.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Consolidated Results of Operations

         The following table sets forth certain items in the consolidated statements of operations as a percentage of total revenues for the thirteen week and twenty-six week periods ended July 29, 1995 and July 30, 1994.

                                                                Thirteen weeks ended                Twenty-six weeks ended
                                                          ---------------------------------   ---------------------------------
                                                          July 29, 1995       July 30, 1994   July 29, 1995       July 30, 1994
                                                          -------------      --------------   --------------      -------------
    Total revenues                                           100.0%              100.0%           100.0%              100.0%
      Cost of sales, including buying and distribution
       and occupancy costs                                    73.3                74.2             73.8                71.0
      Selling, general and administrative expenses            27.0                30.6             30.3                30.6
      Loss on disposal of property, plant and
       equipment                                                 -                 0.5                -                 0.5
      Interest expense                                         0.2                 0.1              0.3                 0.1
      Other loss                                                 -                 0.4              0.3                 0.2
                                                             -----               -----            -----               -----
    Loss before income taxes                                  (0.5)               (5.8)            (4.7)               (2.4)
      Benefit for income taxes                                   -                (2.0)            (1.7)               (0.8)
                                                             -----               -----            -----               -----
    Net loss                                                  (0.5)%              (3.8)%           (3.0)%              (1.6)%
                                                             =====               =====            =====               =====

Net Sales

         Net sales for The Clothestime, Inc. (the "Company") decreased 4.5% in the second quarter of fiscal 1995 to $89.3 million compared to $93.4 million in the second quarter of fiscal 1994. Comparable store sales (stores in operation for at least 15 months) decreased by 5.2% in the second quarter of fiscal 1995 as compared with the second quarter of fiscal 1994. For the first six months of fiscal 1995, net sales decreased 8.7% to $161.6 million from $177.0 million in the same period of fiscal 1994. Comparable store sales decreased by 11.0% for the first six months of fiscal

THE CLOTHESTIME, INC.

1995 compared with comparable store sales for the first six months of fiscal 1994. Management believes that the continued weakness in the women's apparel specialty retail segments in general, and the soft California markets in particular, combined with the lack of fashion direction in this segment of the retail apparel industry, resulted in the reduction in sales in the second quarter and first six months of fiscal 1995, compared with the same periods of fiscal 1994.

         The Company's primary target market is women in the 18 to 35 age group. While customer demographics revealed that this age represents a significant portion of our customers, the Company still maintains a lesser customer base in the 14 to 17 and 36 and over age groups. The Company's business is comprised of two principal selling seasons: Spring (the first and second quarters) which includes the period during which spring and summer styles are introduced, and Fall (the third and fourth quarters) which includes the back-to-school, winter and Christmas selling seasons. Consistent with the majority of clothing retailers, first quarter sales are generally lower than sales in the other quarters primarily as a result of the higher sales activity during the summer, back-to-school, and Christmas selling seasons. As is the case for most clothing retailers, abnormal seasonal weather may also affect sales because the seasonal merchandise then in the stores may not correspond to the merchandise consistent with the abnormal weather. In addition, since most of the Company's stores are located in non-enclosed retail locations as opposed to enclosed malls, the Company's sales can be adversely affected by abnormal rain or other inclement weather. There was no evidence of adverse weather during the second quarter of fiscal 1995.

Interest and Other Income; Interest Expense; Other Losses

         Interest and other income decreased to $68 thousand in the second quarter of fiscal 1995, compared to $407 thousand in the second quarter of fiscal 1994. For the first six months of fiscal 1995, interest and other income decreased to $441 thousand, from $747 thousand in the same period in fiscal 1994. This decrease in the second quarter of fiscal 1995 and for the first six months of fiscal 1995 as compared to the respective periods in fiscal 1994 was attributable to the fact that the Company maintained a lower average invested cash balance during each of the respective periods.

         Interest expense increased to $181 thousand in the second quarter of fiscal 1995, compared to $125 thousand in the second quarter of fiscal 1994. Interest expense increased to $556 thousand for the first six months of fiscal 1995 compared to $190 thousand in the same period of fiscal 1994. The increase in interest expense stemmed from outstanding borrowings under the Company's credit agreement (which the Company paid down during the first two quarters of fiscal 1995); additional borrowing of $1.4 million made during the first quarter of fiscal 1995, the proceeds of which were used to purchase an office/warehouse building and underlying real property that the Company uses to house a portion of its administrative offices and warehousing facilities; a bank loan of $1.9 million taken out in the fourth quarter of fiscal 1993, the proceeds of which were used to purchase certain tax advantaged investments; and a capital lease obligation of $1.9 million entered into during fiscal 1993 relating to store equipment financing. See Notes B and D to the Notes to Condensed Consolidated Financial Statements.

         Other losses of $12 thousand and $405 thousand were recorded for the second quarter and first six months of fiscal 1995, compared with $350 thousand and $378 thousand for the same periods of fiscal 1994. The losses were primarily due to losses from sales of marketable securities. See Note E to the Notes to Condensed Consolidated Financial Statements.

THE CLOTHESTIME, INC.


Cost of Sales

         Cost of sales as a percentage of total revenues decreased to 73.3% in the second quarter of fiscal 1995 as compared with 74.2% in the same period of fiscal 1994. During the second quarter of fiscal 1995, the decrease of cost of sales as a percentage of total revenues was due to reduced markdowns through improved inventory management. For the first six months of fiscal 1995, cost of sales as a percentage of total revenues increased to 73.8% from 71.0% for the same period of fiscal 1994. The increase in cost of sales as a percentage of total revenues for the first six months of fiscal 1995 was principally due to increases in markdowns required to sell merchandise in the highly promotional retail environment primarily occurring in the first quarter of the current year.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses as a percentage of total revenues decreased to 27.0% for the second quarter of fiscal 1995 compared with 30.6% for the second quarter of fiscal 1994. For the first six months of fiscal 1995 and fiscal 1994, selling, general and administrative expenses as a percentage of total revenues were 30.3% and 30.6%, respectively. The overall change in expenses as a percentage of total revenues for the second quarter and first six months of the current year was due to: (i) the reversal of a legal accrual due to a favorable settlement of the Company's Class Action and Derivative Action, hereinafter defined (see Part II, Item 1. Legal Proceedings, herein), (ii) a decrease in corporate compensation as a result of cost cutting measures, (iii) management's decision to reallocate it's advertising costs from the second quarter to the second half of the current fiscal year, (iv) changes in other expenses attributable to store operations and administration and (v) an increase in store operations and supervisory payroll to support sales levels which were not realized.

         The following table sets forth the amount of percentage point variance as a percentage of total revenues, and the difference in dollar expense relating to the changes in selling, general and administrative expenses attributable to the factors discussed above, for the periods indicated:

                                                                            Comparison of
                                                           ------------------------------------------------
                                                           Thirteen weeks ended      Twenty-six weeks ended
                                                           --------------------      ----------------------
                                                           July 29,    July 30,       July 29,     July 30,
                                                             1995        1994           1995         1994
                                                           --------    --------      ---------     --------
                                                              %         Amount            %         Amount
                                                                (In 000's)                  (In 000's)
Decrease due to reversal of a legal accrual                 (1.6)%     $(1,451)        (0.9)%      $(1,449)
Decrease in corporate compensation                          (1.1)       (1,254)        (1.1)        (2,571)
Increase (decrease) in advertising costs                    (0.8)         (890)         0.3           (175)
Increase (decrease) in other expenses attributable
  to store operations and administration                    (0.8)       (1,211)         0.2         (1,061)
Increase in store operating and supervisory payroll          0.7           137          1.2             22
                                                            ----       -------         ----        -------
                                                            (3.6)%     $(4,669)        (0.3)%      $(5,234)
                                                            ====       =======         ====        =======

THE CLOTHESTIME, INC.


Loss on Disposal of Plant, Property and Equipment

         During the second quarter of fiscal 1995 and fiscal 1994, the Company expensed $0 and $438 thousand, respectively. For the first six months of fiscal 1995 and fiscal 1994, $0 and $935 thousand, respectively, was expensed. The aforementioned expenses were primarily for store-related asset write-offs (e.g. obsolete fixtures, equipment, etc.). During the second quarter and the first six months of fiscal 1995, the Company utilized $857 thousand and $1,144 thousand, respectively against the accrual for store closures it had recorded at the end of fiscal 1994. As the Company's stores mature, the Company will continue to remodel and/or relocate stores, resulting in asset write-offs.

Benefit for Income Taxes

         The Company's effective tax rate benefit was 37.0% and 34.5% for the first six months of fiscal 1995 and fiscal 1994, respectively. The Company's year-to-date benefit rate of 37.0% is less than the full year benefit rate of 39.2% that the Company experienced in fiscal 1994 due to reductions in it's tax free investment portfolio.

Net Loss and Loss Per Share

         Net loss and loss per share for the second quarter of fiscal 1995 were $449 thousand and $0.03, respectively. This compared with net loss and loss per share of $3.6 million and $0.25, respectively, for the same period of fiscal 1994. The decrease in net loss for the second quarter of fiscal 1995 as compared to the same period of fiscal 1994 was due to the decreases in cost of sales and selling, general and administrative expenses, referenced above. Net loss and loss per share for the first six months of fiscal 1995 were $4.8 million and $0.34, respectively. This compared with net loss and loss per share of $2.9 million and $0.20, respectively, for the same period of fiscal 1994. Management believes the increase in net loss for the first six months of fiscal 1995 as compared to the same period of fiscal 1994 was due to the continued weakness in the women's apparel specialty retail segments in general, and the soft California markets in particular, combined with the lack of fashion direction in this segment of the retail apparel industry. The significant decrease in net sales in the first quarter of fiscal 1995 disproportionately affected the increase in net loss for the first six months of fiscal 1995.

Liquidity and Capital Resources

         Cash provided from operating activities, the Company's capital structure and resources available from its committed long-term credit agreement provides the financial stability to support both current operations, capital requirements and future growth. As of the end of the second quarter in fiscal 1995, the Company, through its subsidiary Clothestime Stores, Inc., had a senior secured revolving credit facility with a bank serving as agent for a lending group comprised of two banks which allows for total credit of $40 million. This agreement expires February 1, 1997, and is secured by substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. The agreement contains various restrictive covenants requiring, among other things, the maintenance of certain financial ratios, including debt to net worth and current ratio, the establishment of maximum levels of cumulative net loss, the establishment of maximum levels of capital expenditures, the establishment of certain limitations regarding investments made within the Company's affiliated group, a limitation on the incurrence of future indebtedness, and a prohibition regarding declaring or making any cash dividends to the Company's stockholders by the Company or its subsidiaries. These restrictive covenants have not affected, and management does not expect that such covenants will affect, the ability of the Company and its subsidiaries to meet their respective cash obligations. The Company was in compliance with or had obtained waivers for all such covenants as of July 29, 1995. At the end of the first six months, the Company had outstanding letters of credit in the amount of $19.5 million and no outstanding borrowings. The banking agreement and the amounts outstanding thereunder are more fully described in Notes B and D to the Notes to Condensed Consolidated Financial Statements.

THE CLOTHESTIME, INC.

         Cash and cash equivalents and marketable securities decreased to $9.9 million by the end of the second quarter of fiscal 1995, compared to $48.5 million at the end of fiscal 1994, primarily due to net repayments under the line of credit of $35.2 million and cash used in operating activities of $4.1 million. Merchandise inventories increased to $34.6 million at the end of the second quarter of fiscal 1995, from $24.8 million at the end of fiscal 1994. The increase in inventory for the first six months of fiscal 1995 is attributable to seasonal inventory fluctuations and inventory returning to normal levels following aggressive promotional activity at the end of fiscal 1994. In the normal course of the purchasing cycle during the year, cash and cash equivalents also will periodically decrease as the Company purchases inventory to meet projected sales demands. Accounts payable increased to $25.8 million at the end of the second quarter of fiscal 1995, from $19.2 million at the end of fiscal 1994. The relative increase in accounts payable resulted primarily from seasonal inventory purchasing.

         Income taxes receivable decreased to $2.9 million by the end of the second quarter of fiscal 1995, compared to $5.4 million at that end of fiscal 1994, primarily due to the Company receiving tax refunds of $4.9 million relating to the fiscal 1994 loss, offset partially by the Company recognizing a tax benefit for the first six months of fiscal 1995 (realizable as a result of taxes paid in fiscal 1993 and fiscal 1992).

         Prepaid expenses and other current assets increased $0.8 million from the end of fiscal 1994 to the end of the second quarter of fiscal 1995 due to an increase of $0.6 million in receivables due from insurers relating to the Company's captive insurance, an increase of $0.4 million in prepaid bank-related fees and a net decrease of $0.2 million in various other components.

         Other assets increased $0.7 million from the end of fiscal 1994 to the end of the second quarter of fiscal 1995 due to an increase of deferred corporate-owned life insurance costs.

         Accrued sales tax decreased to $2.5 million at the end of the second quarter of fiscal 1995 from $2.9 million at the end of fiscal 1994 mainly due to tax payment timing differences. Accrued payroll and related taxes decreased from $4.0 million at the end of fiscal 1994 to $3.6 million at the end of the second quarter of fiscal 1995 primarily due to group health and payroll-related tax payments, which decreased the accruals by $0.4 million.

         Other accrued liabilities decreased $2.3 million from the end of fiscal 1994 to the end of the second quarter of fiscal 1995 due to decreases in accruals for store closures and legal-related accruals of $1.1 million and $1.6 million, respectively, offset by a net increase of $0.4 million in various other accruals.

         Total cash used in operating activities during the first six months of fiscal 1995 was $4.1 million, compared to $2.4 million provided by operating activities during the same period of fiscal 1994. The Company's cash used in operations was impacted by losses in the first six months of fiscal 1995 and an increase in merchandise inventories, partially offset by more leverage on accounts payable. Although future performance will affect cash provided by operations, the aforementioned factors are not expected to have short or long-term implications on the Company's liquidity, as merchandise is purchased and liabilities are paid in the normal course of business.

THE CLOTHESTIME, INC.

         Consistent with many retailers, the Company has an indirect relationship with the factoring community which assists suppliers of merchandise in ensuring payments or obtaining advances (as opposed to payment terms from the retailer directly) for goods shipped to retailers like the Company. The Company believes that internally generated funds, along with its current financial position and the availability of lines of credit under its current credit agreement will be sufficient to meet both operating and capital requirements. However, to the extent cash provided from operating activities is adversely affected, the factors require greater credit support and/or manufacturers are less willing to deliver merchandise pursuant to payment terms, short or long-term liquidity may be adversely impacted.

         During fiscal 1995, capital expenditures of approximately $2.0 million are anticipated. The Company plans to spend approximately $1.5 million to open approximately 8 new stores and provide capital support for its existing store base. In addition, the Company plans to spend approximately $0.5 million for system enhancements and various other corporate expenditures. Capital expenditures for expansion are planned at lower levels during fiscal 1995 in order to conserve cash and focus on the Company's existing store network. Management anticipates that these capital requirements will be funded principally by cash generated from operating activities, along with resources available under the long-term credit agreement. In the first six months of fiscal 1995, the Company opened five new stores and closed twenty-eight stores. As a result, property, plant and equipment decreased $2.0 million (net of write-offs), from $75.7 million at the end of fiscal 1994 to $73.7 million at July 29, 1995.

THE CLOTHESTIME, INC.


                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On February 16, 1990, two stockholders of the Company filed a class action lawsuit in the United States District Court for the Central District of California against the Company and certain of its present and former directors and executive officers, namely, August DeAngelo, Michael P. DeAngelo, Raymond
A. DeAngelo, John Ortega II, Norman Abramson and John M. Shanklin (the "Class Action"). The amended complaint purported to state claims for violations of certain federal securities laws and certain common law claims and sought damages in an unspecified amount based on allegations which included that between April 17, 1989, and February 1, 1990, the defendants caused to be issued materially false or misleading information and failed to disclose material information about the Company's finances and business in an effort to artificially inflate the market price of the Company's common stock. All defendants answered the amended complaint denying all material allegations thereof.

         On November 21, 1990, two different stockholders of the Company filed a purported class action and stockholder derivative lawsuit in the United States District Court for the Central District of California against the Company, as a nominal defendant, and certain of its present and former directors and executive officers, namely, August DeAngelo, Michael P. DeAngelo, Raymond A. DeAngelo, John Ortega II, Norman Abramson, John M. Shanklin, Harvey A. Bookstein, George Foos, Peter B. Cumming and Jeffrey R. Dake (the "Derivative Action"). The amended complaint purported to state only derivative claims for breach of fiduciary duty and waste of corporate assets and sought, among other things, damages in an unspecified amount based on allegations which included that between approximately April 17, 1989, and February 1, 1990 the defendants caused to be issued materially false or misleading information and failed to disclose material information about the Company's finances and business in an effort to artificially inflate the market price of the Company's common stock and engaged in a course of self-dealing and other conduct for the defendants' personal profit. All defendants answered the amended complaint denying the material allegations thereof. Because the Class Action and the Derivative Action involved several common questions of law and fact, they were consolidated for pre-trial purposes by order of the court.

         On or about February 24, 1995, the parties to the Class Action and the Derivative Action executed a Stipulation of Settlement (the "Settlement") pursuant to which, among other things, the Class Action and the Derivative Action would be dismissed with prejudice, subject to court approval, in return for payment of $3,660,000 in cash. Of such amount $3,350,000 will be paid by the insurance company which issued the Directors and Officers Liability Insurance Policy and $310,000 will be paid by the Company. The defendants to the Class Action and the Derivative Action in executing the Settlement did so without admitting any wrongdoing or liability and continue to deny each and all of the claims and contentions alleged in the Class Action and the Derivative Action. On June 5, 1995, the Federal District Court Judge handing the Class Action and the Derivative Action entered Orders which approved the Settlement and dismissed in their entirety, with prejudice, both the Class Action and the Derivative Action.

THE CLOTHESTIME, INC.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 19, 1995, the Company held its Annual Meeting of Stockholders. At such Meeting, the following matters were approved or, in the case of the selection of the independent accountants, ratified, by the stockholders:

         a) George Foos was elected to serve as a Class I Director of the Corporation for a three year term expiring at the 1998 Annual Meeting of Stockholders. Norman Abramson and Herman D. Epstein continued in office as Class II Directors; and John Ortega II and David A. Sejpal continued in office as Class III Directors of the Corporation.

           The tabulation of the votes cast for the election of the Class I Director was as follows:


            Nominee                   Votes For       Votes Withheld
          -----------                ----------       --------------
          George Foos                12,412,921          242,332

         b) The selection of the accounting firm of KPMG Peat Marwick LLP as the Corporation's independent auditors for the fiscal year ending January 27, 1996 was ratified.

          Votes For -           12,500,509            Abstentions -       29,462
          Votes Against            125,282            Broker non-votes       -0-



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         27.  Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended July 29, 1995.

THE CLOTHESTIME, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE CLOTHESTIME, INC.


Date: September 11, 1995              By:   /s/ John Ortega II
                                            -----------------------------
                                            John Ortega II
                                            Chairman of the Board
                                            and Chief Executive Officer



Date: September 11, 1995              By:   /s/ David A. Sejpal
                                            -----------------------------
                                            David A. Sejpal
                                            Vice President -
                                            Chief Financial Officer
                                            (Principal Financial Officer)