Form 10-Q
period 1995-10-28
CLOTHESTIME INC
filed 1995-12-18
CIK 727739

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

   /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES ACT OF 1934

For quarterly period ended October 28, 1995

                                       OR

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:  0-12203

                              THE CLOTHESTIME, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                         33-0469138
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                5325 E. Hunter Avenue, Anaheim, California 92807
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (714) 779-5881

                                 Not Applicable
      --------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

As of December 15, 1995, 14,198,241 shares of the issuer's common stock, $.001 par value per share, were outstanding.

================================================================================

                                  Total Number of Sequentially Numbered Pages 29
                                  Exhibit Index on Page 21

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                                            PAGE

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - October 28, 1995 and January 28, 1995  . . . . . . . . . . . . . . .       3

         Condensed Consolidated Statements of Operations - Thirteen weeks and thirty-nine weeks ended
          October 28, 1995 and October 29, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

         Condensed Consolidated Statements of Cash Flows - Thirty-nine weeks ended
          October 28, 1995 and October 29, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

         Notes to Condensed Consolidated Financial Statements - October 28, 1995  . . . . . . . . . . . . . . . . . .       6

Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13


PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

                        PART I. -- FINANCIAL INFORMATION


ITEM 1. -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      October 28,         January 28,
                                                                         1995                 1995
                                                                      -----------         -----------
 Assets
 Current Assets
   Cash and cash equivalents                                         $  2,804,144        $ 40,829,741
   Marketable securities available-for-sale, net of allowances
     of $43,572 and $631,328                                            3,164,843           7,682,273
   Merchandise inventories                                             36,755,573          24,812,265
   Income taxes receivable                                              4,176,108           5,350,284
   Prepaid expenses and other current assets                            3,418,795           2,650,227
   Deferred income taxes                                                5,329,318           5,560,677
                                                                     ------------        ------------
 Total Current Assets                                                  55,648,781          86,885,467
                                                                     ------------        ------------

   Investments                                                          1,872,238           1,880,238
                                                                     ------------        ------------
   Property, Plant and Equipment - On the basis of cost                72,190,556          75,671,921
   Less:  Accumulated depreciation & amortization                     (30,327,234)        (25,686,104)
                                                                     ------------        ------------
                                                                       41,863,322          49,985,817
   Other Assets                                                         2,694,628           1,650,606
                                                                     ------------        ------------
 Total Assets                                                        $102,078,969        $140,402,128
                                                                     ------------        ------------

 Liabilities and Shareholders' Equity
 Current Liabilities
   Accounts payable                                                  $ 20,545,056        $ 19,161,810
   Accrued sales tax                                                    2,513,180           2,918,754
   Accrued payroll and related taxes                                    3,123,905           4,030,168
   Other accrued liabilities                                           17,805,540          20,177,354
                                                                     ------------        ------------
 Total Current Liabilities                                             43,987,681          46,288,086
                                                                     ------------        ------------

 Long-Term Liabilities
   Long-term debt                                                       7,919,719          37,234,019
   Deferred income taxes                                                5,966,332           5,966,332
                                                                     ------------        ------------
 Total Long-Term Liabilities                                           13,886,051          43,200,351
                                                                     ------------        ------------

 Shareholders' Equity
   Common Stock, $.001 par value;
      authorized 50,000,000 shares; issued and outstanding
      14,198,241 shares and 14,181,346 shares at
      October 28, 1995 and January 28, 1995,
      respectively                                                         14,763              14,746
   Additional paid-in capital                                          10,861,514          10,828,773
   Retained earnings                                                   38,206,625          45,304,232
   Less:  Treasury stock, 565,000 shares at cost at
          October 28, 1995 and January 28, 1995, respectively          (4,850,215)         (4,850,215)
   Net unrealized holding loss on marketable securities                   (27,450)           (383,845)
                                                                     ------------        ------------
   Total Shareholders' Equity                                          44,205,237          50,913,691
                                                                     ------------        ------------
   Total Liabilities and Shareholders' Equity                        $102,078,969        $140,402,128
                                                                     ------------        ------------

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                                 ------------------------------         ----------------------------------
                                                 October 28,        October 29,          October 28,           October 29,
                                                     1995               1994                 1995                  1994
                                                 -----------        -----------         ------------          ------------
 Revenues:
   Net sales                                     $78,738,231        $80,400,606         $240,367,503          $257,365,974
   Interest and other income                          67,618            273,304              508,433             1,019,923
                                                 -----------        -----------         ------------          ------------
                                                  78,805,849         80,673,910          240,875,936           258,385,897
                                                 -----------        -----------         ------------          ------------

 Costs and Expenses:
   Cost of sales, including buying
     and distribution and
     occupancy costs                              56,797,076         55,484,459          176,354,135           181,690,393
   Selling, general and
     administrative expenses                      25,565,500         24,378,294           74,734,229            78,780,964
   Loss on disposal of
     property, plant and equipment                    --                406,250               --                 1,341,639
   Interest expense                                   92,475            181,696              648,658               371,364
   Other losses                                       --                 --                  404,956               377,643
                                                 -----------        -----------         ------------          ------------
                                                  82,455,051         80,450,699          252,141,978           262,562,003
                                                 -----------        -----------         ------------          ------------

 Income (loss) before income taxes                (3,649,202)           223,211          (11,266,042)           (4,176,106)
 Provision (benefit) for income                   (1,350,204)            78,124           (4,168,435)           (1,440,369)
    taxes                                        -----------        -----------         ------------          ------------


 Net income (loss)                               $(2,298,998)       $   145,087         $ (7,097,607)         $ (2,735,737)
                                                 -----------        -----------         ------------          ------------

 Net Income (loss) per common
   and common equivalent shares                  $     (0.16)       $      0.01         $      (0.50)         $      (0.19)
                                                 -----------        -----------         ------------          ------------

 Weighted average number of
   common and common equivalent
   shares                                         14,193,753         14,303,175           14,187,895            14,155,407
                                                 -----------        -----------         ------------          ------------


See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Thirty-nine weeks ended
                                                                ----------------------------
                                                                 October 28,     October 29,
                                                                    1995            1994
                                                                ------------    ------------
 Operating Activities:
  Net loss                                                      $ (7,097,607)   $ (2,735,737)
  Adjustments to reconcile net loss
    to net cash used in operating activities
  Depreciation and amortization                                    6,790,652       6,277,820
  Loss on disposal of property, plant and equipment                    --          1,341,639
  Loss on sales of marketable securities                             404,956         377,643
Changes in operating assets and liabilities:
  Increase in merchandise inventories                            (11,943,308)     (8,669,008)
  Decrease in income taxes receivable                              1,174,176           --
  Increase in prepaid expenses and other assets                   (1,804,590)     (1,361,039)
  Increase in accounts payable                                     1,383,246       4,975,609
  Decrease in accrued payroll and related taxes                     (906,263)        (46,533)
  Increase (decrease) in accrued sales tax                        (1,018,198)      1,363,298
    and other accrued liabilities
  Decrease in income taxes payable                                     --         (2,617,362)
                                                                ------------    ------------

Net cash used in operating activities                            (13,016,936)     (1,093,670)
                                                                ------------    ------------

Investing activities:
  Investment in marketable securities                                (18,370)     (3,177,185)
  Proceeds from sales of marketable securities                     4,718,600      14,863,254
  Purchases of property, plant, and equipment                       (627,225)     (9,387,609)
  Proceeds from sale of property, plant and equipment                112,000          --
                                                                ------------    ------------
Net cash provided by investing activities                          4,185,005       2,298,460
                                                                ------------    ------------

Financing Activities:
  Net borrowings (repayments) under revolving credit facility    (30,050,000)     13,840,000
  Proceeds from long-term debt                                     1,400,000          --
  Principal payments under long-term debt                           (576,424)       (529,216)
  Proceeds from the exercise of stock options                         32,758          38,480
                                                                ------------    ------------

Net cash provided by (used in) financing activities              (29,193,666)     13,349,264
                                                                ------------    ------------

Increase (decrease) in cash and cash equivalents                 (38,025,597)     14,554,054
Cash and cash equivalents at beginning of year                    40,829,741       2,705,688
                                                                ------------    ------------

Cash and cash equivalents at end of quarter                     $  2,804,144    $ 17,259,742
                                                                ------------    ------------

Supplemental disclosure of cash flow information:
Income tax refunds received                                     $  5,366,580    $     --
Income taxes paid                                               $     23,970    $  1,189,448
Interest paid                                                   $    648,658    $    371,364

See Notes to Condensed Consolidated Financial Statements

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 28, 1995

NOTE A - SUBSEQUENT EVENTS

       On December 8, 1995 (the "Petition Date"), The Clothestime, Inc. ("Clothestime") and five of its subsidiaries (MRJ Industries, Inc. ("MRJ"), Clothestime Stores, Inc. ("CT Stores"), Clothestime Investment, Inc. ("CT Investment"), Clothestime Acquisition Corporation ("CT Acquisition") and Clothestime International, Inc. ("CT International")) (collectively, the "Debtors") commenced reorganization cases (the "Bankruptcy Cases") by filing voluntary petitions for relief under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the "Bankruptcy Court"). For purposes of this Report, unless otherwise referenced, the defined term "Company" shall apply to Clothestime and its consolidated group of subsidiaries.

       The Debtors decided to seek bankruptcy protection after an extensive review of the current retail environment and the Debtors' operations. Management of each of the respective companies determined that filing the chapter 11 petitions would allow the Debtors the needed time and flexibility to restructure their respective operations.

       Since the Petition Date, the Debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage each of their respective businesses and enter into all transactions (including obtaining services, supplies and inventories) that each could have entered into in the ordinary course of business had there been no bankruptcy filings.

       Prior to filing the Bankruptcy Cases, the Company received, through CT Stores, a commitment (the "Commitment Letter") from The CIT Group/Business Credit, Inc. (the "DIP Lender") for up to $40 million in debtor-in-possession financing (the "DIP Facility"). Pursuant to the Commitment Letter, the DIP Lender has agreed to make revolving loans up to the lesser of (a) $40 million and (b) the lesser of (i) sixty percent (60%) of eligible inventory valued on a cost basis and (ii) forty percent (40%) of eligible inventory valued on a retail basis, subject to adjustment. Up to $25 million of the revolving line of credit may be in the form of letters of credit determined as provided under the DIP Facility. Outstanding amounts under the DIP Facility will bear interest at a reference rate plus one half of one percent (0.5%) per annum or, at the request of CT Stores, the London Interbank Rate plus two and one half percent (2.5%). The term of the DIP Facility is the earlier of 24 months after the Petition Date or the effective date of the Debtors' confirmed plan of reorganization, subject to earlier termination. The DIP Facility contains certain financial covenants and will include other customary covenants and conditions consistent with similar financings. Amounts outstanding under the DIP Facility will constitute a superpriority administrative expense and will have priority over all other administrative expenses, except for professionals' fees and U.S. Trustee fees up to an amount to be mutually agreed upon by the DIP Lender and CT Stores. In connection with the DIP Facility, CT Stores will give to the DIP Lender a negative pledge on CT Stores' merchandise inventory and proceeds.

       The Commitment Letter will terminate unless a final order of the Bankruptcy Court has been entered prior to January 31, 1996 approving the DIP Facility or, on an interim basis, loans thereunder in a lesser amount. The Commitment Letter is an outline of the material terms and conditions of the DIP Facility. The final terms of the DIP Facility will be contained in appropriate legal documents which will be subject to Bankruptcy Court approval. The Debtors filed a motion with the Bankruptcy Court seeking interim approval of the DIP Facility in an amount not to exceed $15 million. A hearing on the interim request is scheduled to be heard on December 21, 1995, and a final hearing is scheduled for January 8, 1996.

       The commencement of a chapter 11 bankruptcy case results in the imposition of an automatic stay against the commencement or continuation of any judicial, administrative or other proceeding against the Debtors, against any act to obtain possession of property of or from the Debtors and against any act to create, perfect or enforce any lien against property of the Debtors, subject to certain exceptions. Creditors, therefore, are prohibited from attempting to collect prepetition debts without the consent of the Bankruptcy Court. Any creditor may seek relief from the automatic stay and, if applicable, enforce a lien against its collateral, if authorized by the Bankruptcy Court. There are various other provisions of the Bankruptcy Code which may impose limitations or constraints on the Debtors' operations.

       Pursuant to provisions of the Bankruptcy Code, claims arising prior to the filing of the Bankruptcy Cases may not be paid without prior approval of the Bankruptcy Court. The Debtors have received Bankruptcy Court approval to pay certain prepetition claims, including wages, salaries and employee benefits up to a stated maximum per person and to honor certain prepetition obligations to customers.

       The Debtors also have received Bankruptcy Court approval to close 137 stores by January 31, 1996. In connection therewith, the Debtors have engaged an experienced liquidation consultant to assist it in liquidating the inventory in those stores. No provision has been made for the possible effects which may result from such action.

       As a result of the reorganization proceedings, the Debtors may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of these matters.

       The Debtors have until the confirmation of a plan of reorganization to assume or reject executory contracts and unexpired leases of personal property, unless the Bankruptcy Court orders otherwise. The Bankruptcy Code requires a Debtor to file motions to assume or reject commercial real property leases where it is a lessee within sixty days of the Petition Date or such longer period provided by the Bankruptcy Court within such sixty-day period. Assumption of an executory contract or unexpired lease requires the Debtors, among other things, to cure all prepetition and postpetition defaults under such contract or lease. Rejection of an executory contract or unexpired lease constitutes a breach of such contract or lease immediately before the Petition Date. The other party to the contract or lease is given the right to assert a general unsecured claim against the Debtor for damages arising out of the breach. The Company has not yet made a decision with respect to the assumption or rejection of its executory contracts and leases; however, it is anticipated that a number of real property leases will be rejected in connection with the store closings described above.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of Clothestime and its consolidated group of subsidiaries, MRJ, CT Stores, CT Insurance, CT International, CT Investment, CT Acquisition, and Clothestime Realty, Inc. On December 8, 1995, Clothestime Realty, Inc. was merged with and into its wholly-owned parent, CT Stores. All material intercompany balances and transactions have been eliminated in consolidation. The operating results for the thirty-nine week period ended October 28, 1995 are not necessarily indicative of the results that may be expected for the year ending January 27, 1996 ("fiscal 1995"). For further information, refer to the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended January 28, 1995 ("fiscal 1994").


       The financial statements have been prepared on a going concern basis of accounting which assumes continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. Such financial statements, consequently, do not reflect any adjustments that have or may result from the Debtors' chapter 11 proceeding or any adjustment that might result should the Company be unable to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with debtor in possession financing agreements, confirmation of a plan of reorganization under the Bankruptcy Code, the ability to achieve profitable operations after such confirmation and the ability to generate sufficient cash from operations to meet its obligations.

       As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the value of assets, or amounts and classifications of liabilities that might be necessary as a consequence of these matters.

NOTE C - CREDIT AGREEMENTS

        See Note A herein relating to a description of the DIP Facility. Also see Part II, Item 3 of this Report relating to the credit facility described in this Note C below.

       At October 28, 1995, the Company, through its subsidiary CT Stores, had a senior secured revolving credit facility with a bank serving as agent for a lending group comprised of two banks which allowed for total credit of $40 million. The agreement was scheduled to expire on February 1, 1997, and was secured by substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. As of October 28, 1995, the Company had outstanding borrowings and outstanding letters of credit in the amount of $5.1 million and $15.3 million, respectively. Amounts outstanding under the agreement bear interest at various rates approximating prime plus 1%. The interest rate was 9-3/4% per annum at the end of the first nine months of fiscal 1995. The commitment and agency fee required on this agreement amounts to $55,000 on a quarterly basis. The Company is also required to pay certain fees with respect to each letter of credit issued under the agreement.

       The agreement contained various restrictive covenants requiring, among other things, the maintenance of certain financial ratios, including debt to net worth and current ratio, the establishment of maximum levels of cumulative net loss, the establishment of maximum levels of capital expenditures, the establishment of certain limitations regarding investments made within the Company's affiliated group, a limitation on the incurrence of future indebtedness, and a prohibition regarding declaring or making any cash dividends to the Company's stockholders by the Company or its subsidiaries. At
October 28, 1995, the Company was in compliance with or had obtained waivers for such covenants.

NOTE D - CAPITAL STOCK AND STOCK OPTION TRANSACTIONS

       The following table summarizes the activity under the Company's Stock Option Plans during the thirty-nine week period ended October 28, 1995:

                                                            Shares
                                                            ------
       Options Outstanding, January 28, 1995              2,708,665

         Activity during the period:

              Options Granted
              (per share amounts: $2.75 to $3.19)           622,500

              Options Exercised
              (per share amounts: $1.50 to $2.13)           (16,895)

              Options Canceled
              (per share amounts: $1.50 to $12.50)         (188,862)
                                                          ---------

       Options outstanding, October 28, 1995              3,125,408
                                                          ---------

At October 28, 1995, there were outstanding options exercisable into 1,732,117 shares of the Company's common stock. The computation of net income (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and warrants.

NOTE E - LONG TERM DEBT

       Long-term debt and capital lease obligations were:

                                                                   October 28, 1995        January 28, 1995
-----------------------------------------------------------------------------------------------------------
 Notes payable to bank at various rates based on prime plus
   1% at October 28, 1995, and LIBOR at January 28, 1995.             $5,103,000             $35,153,000

 Secured note payable to bank based on LIBOR plus 1.5% fully
   amortized over 25 years, balance due in 10 years.                   1,367,333                  --

 Notes payable to bank at 6.1% and 6.2%, fully amortized over
   five years.                                                         1,206,708               1,478,927

 Capital lease obligation.                                             1,063,531               1,335,069
-----------------------------------------------------------------------------------------------------------
 Total debt                                                            8,740,572              37,966,996
 Less:  Current maturities                                              (820,853)               (732,977)
-----------------------------------------------------------------------------------------------------------
 Total                                                                $7,919,719             $37,234,019
-----------------------------------------------------------------------------------------------------------


       The Company borrowed $1,400,000 during the first quarter of fiscal 1995, evidenced by a note payable to the bank collateralized by an office/warehouse building and underlying real property that the Company uses to house a portion of its administrative offices and warehousing facilities. During the fourth quarter of fiscal 1993, the Company borrowed $1,890,000, and used the proceeds to invest in certain tax advantaged investments. In addition, during fiscal 1993, the Company capitalized certain equipment acquired in connection with a capital lease agreement. The current portion of the aforementioned obligations is included in other accrued liabilities. No commitment or other fees were required under the aforementioned notes.

NOTE F - MARKETABLE SECURITIES

       Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), was adopted by the Company at the beginning of fiscal 1994. SFAS 115 requires that investments be classified as "held-to-maturity," "available for sale" or "trading securities." At October 28, 1995, the Company classified all of its investments in securities which did not meet the definition of cash equivalents as marketable securities available-for-sale. Investment securities available-for-sale are those securities not held as trading securities nor as held-to-maturity securities. These securities are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders' equity.

       The carrying values (cost) and estimated market values of investment securities available-for-sale are summarized as follows:

                                                                         As of October 28, 1995
                                                        -------------------------------------------------------
                                                                                     Gross           Gross
                                                                                     Unrealized      Unrealized
                                                                      Fair           Holding         Holding
                                                            Cost      Value          Losses          Gains
                                                        -------------------------------------------------------
       U.S. state and local government agency issues    $3,208,415    $3,164,843     $   43,572      $  --


       Maturities of investment securities available-for-sale are summarized as follows:

                                                                         As of October 28, 1995
                                                        -------------------------------------------------------
      Within 1 year                                                         $     --
      After 1 year through 5 years                                            1,003,835
      After 5 years through 10 years                                          2,204,580
      After 10 years                                                              --
                                                                            -----------
                                                                            $ 3,208,415
                                                                            -----------

                                                      Thirteen weeks ended     Thirty-nine weeks ended
                                                        October 28, 1995           October 28, 1995
                                                        ----------------           ----------------
 Proceeds from sales of investment
   securities available-for-sale                         $    --                       $ 4,718,600
 Gross realized gains on sales of
   investment securities available-for-sale              $    --                       $     5,490
 Gross realized (losses) on sales of
   investment securities available-for-sale              $    --                       $  (410,446)
 Net unrealized holding (loss) on available-for-
   sale securities included as a component of
   stockholders' equity, net of tax                      $ (27,450)                    $   (27,450)


All realized gains and losses are computed on the specific identification basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Subsequent Events

       On December 8, 1995, Clothestime and five of its subsidiaries filed the Bankruptcy Cases. The Debtors decided to seek bankruptcy protection after an extensive review of the current retail environment and the Debtors' operations. Management of each of the respective companies determined that filing the chapter 11 petitions would allow the Debtors the needed time and flexibility to restructure their respective operations.

       Since the Petition Date, the Debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage their respective businesses and enter into all transactions (including obtaining services, supplies and inventories) that each could have entered into in the ordinary course of business had there been no bankruptcy filing. See Note A to Notes to the Condensed Consolidated Financial Statements.

       As a result of the Bankruptcy Cases, results will be affected unfavorably by the administrative and reorganization expenses resulting from the commencement of the Bankruptcy Cases. Additionally, future results may be adversely affected by other claims and factors resulting from the Bankruptcy Cases.

       The Bankruptcy Court has granted the Debtors permission to close 137 stores by January 31, 1996. Inventory and assets in these stores will be liquidated and the leasehold interests will be evaluated. Accordingly, additional losses can be expected as a result of this closure and liquidation process. No provision has been made for the possible effects which may result from such action.

       As a result of the filing of the Bankruptcy Cases, the Company allegedly is, or will be, in default on a significant amount of its prepetition indebtedness and obligations, including the indebtedness relating to its secured revolving $40 million credit facility which is described under the caption "Liquidity and Capital Resources" below.

       Prior to filing the Bankruptcy Cases, the Company received, through CT Stores, a commitment (the "Commitment Letter") from The CIT Group/Business Credit, Inc. (the "DIP Lender") for up to $40 million in debtor-in-possession financing (the "DIP Facility"). Pursuant to the Commitment Letter, the DIP Lender has agreed to make revolving loans up to the lesser of (a) $40 million and (b) the lesser of (i) sixty percent (60%) of eligible inventory valued on a cost basis and (ii) forty percent (40%) of eligible inventory valued on a retail basis, subject to adjustment. Up to $25 million of the revolving line of credit may be in the form of letters of credit determined as provided under the DIP Facility. Outstanding amounts under the DIP Facility will bear interest at a reference rate plus one half of one percent (0.5%) per annum or, at the request of CT Stores, the London Interbank Rate plus two and one half percent (2.5%). The term of the DIP Facility is the earlier of 24 months after the Petition Date or the effective date of the Debtor's confirmed plan of reorganization, subject to earlier termination. The DIP Facility contains certain financial covenants and will include other customary covenants and conditions consistent with similar financings. Amounts outstanding under the DIP Facility will constitute a superpriority administrative expense and will have priority over all other administrative and other expenses, except for professionals' fees and U.S. Trustee fees up to an amount to be mutually agreed upon by the DIP Lender and CT Stores. In connection with the DIP Facility, CT Stores will give to the DIP Lender a negative pledge on CT Stores' merchandise inventory and proceeds.

       The Commitment Letter will terminate unless a final order of the Bankruptcy Court has been entered prior to January 31, 1996 approving the DIP Facility or, on an interim basis, loans thereunder in a lesser amount. The Commitment Letter is an outline of the material terms and conditions of the DIP Facility. The final terms of the DIP Facility will be contained in appropriate legal documents which will be subject to Bankruptcy Court approval. The Debtors filed a motion with the Bankruptcy Court seeking interim approval of the DIP Facility in an amount not to exceed $15 million. A hearing on the interim request is scheduled to be heard on December 21, 1995, and a final hearing is scheduled for January 8, 1996.

       The DIP Facility, cash on hand, revenues generated from operations, anticipated tax refunds and anticipated expense reduction measures, will be the principal sources of liquidity. Although the Company believes that these sources will be sufficient to meet the Company's operating and capital requirements, the Company is unable to predict the extent to which the negative retail apparel environment will continue at its current or at an accelerated rate and the extent to which the public will accept the Company's merchandise during the pendency of bankruptcy. To the extent that results of operations continue to decline, short and long term liquidity will be adversely affected, particularly if the availability of funds under the DIP Facility are significantly decreased or are no longer made available.

Third Quarter Results

   Consolidated Results of Operations

       The following table sets forth certain items in the consolidated statements of operations as a percentage of total revenues for the thirteen week and thirty-nine week periods ended October 28, 1995 and October 29, 1994.

                                           Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                        --------------------------  ---------------------------
                                        October 28,    October 29,  October 28,     October 29,
                                           1995           1994          1995           1994
                                        -----------    -----------  -----------     -----------
 Total revenues                           100.0%         100.0%        100.0%         100.0%
  Cost of sales, including buying
    and distribution and occupancy
    costs . . . . . . . . . . . . .        72.1           68.8          73.2           70.3
  Selling, general and
    administrative expenses . . . .        32.4           30.2          31.0           30.5
  Loss on disposal of property,
    plant and equipment . . . . . .         --             0.5           --             0.5
  Interest expense  . . . . . . . .         0.1            0.2           0.3            0.1
  Other losses  . . . . . . . . . .         --             --            0.2            0.2
                                          -----          -----         -----          -----
Income (loss) before income taxes          (4.6)           0.3          (4.7)          (1.6)
  Provision (benefit) for income
    taxes                                  (1.7)           0.1          (1.7)          (0.6)
                                          -----          -----         -----          -----
Net income (loss)                          (2.9)%          0.2%         (3.0)%         (1.0)%
                                          -----          -----         -----          -----

              Net Sales

              Net sales for the Company decreased 2.1% in the third quarter of fiscal 1995 to $78.7 million compared to $80.4 million in the third quarter of fiscal 1994. Comparable store sales (stores in operation for at least 15 months) increased by 2.0% in the third quarter of fiscal 1995 as compared with the third quarter of fiscal 1994. The increase in comparable store sales in the third quarter of fiscal 1995 as compared with the same period in fiscal 1994 was primarily due to the closing of a number of the Company's under-performing stores. For the first nine months of fiscal 1995, net sales decreased 6.6% to $240.4 million from $257.4 million in the same period of fiscal 1994. Comparable store sales decreased by 7.0% for the first nine months of fiscal 1995 compared with comparable store sales for the first nine months of fiscal 1994. Management believes that the continued weakness in the women's apparel specialty retail segments in general, and the soft California markets in particular, combined with customer resistance to product and pricing, resulted in the reduction in sales in the third quarter and first nine months of fiscal 1995, compared with the same periods of fiscal 1994.

              The Company's primary target market is women in the 18 to 35 age group. While customer demographics revealed that this age represents a significant portion of the Company's customers, the Company still maintains a lesser customer base in the 14 to 17 and 36 and over age groups. The Company's business is comprised of two principal selling seasons: Spring (the first and second quarters) which includes the period during which spring and summer styles are introduced; and, Fall (the third and fourth quarters) which includes the back-to-school, winter and Christmas selling seasons. Consistent with the majority of clothing retailers, first quarter sales are generally lower than sales in the other quarters primarily as a result of the higher sales activity during the summer, back-to-school, and Christmas selling seasons. As is the case for most clothing retailers, abnormal seasonal weather also may affect sales because the seasonal merchandise then in the stores may not correspond to the merchandise consistent with the abnormal weather. In addition, since most of the Company's stores are located in non-enclosed retail locations as opposed to enclosed malls, the Company's sales can be adversely affected by abnormal rain or other inclement weather. There was no evidence of adverse weather during the third quarter of fiscal 1995.

              Interest and Other Income; Interest Expense; Other Losses

              Interest and other income decreased to $68 thousand in the third quarter of fiscal 1995, compared to $273 thousand in the third quarter of fiscal 1994. For the first nine months of fiscal 1995, interest and other income decreased to $508 thousand, from $1.0 million in the same period in fiscal 1994. This decrease in the third quarter of fiscal 1995 and for the first nine months of fiscal 1995 as compared to the respective periods in fiscal 1994 was attributable to the fact that the Company maintained a lower average invested cash balance during each of the respective periods.

              Interest expense decreased to $92 thousand in the third quarter of fiscal 1995, compared to $182 thousand in the third quarter of fiscal 1994. Interest expense increased to $649 thousand for the first nine months of fiscal 1995 compared to $371 thousand in the same period of fiscal 1994. The decrease in interest expense in the third quarter of fiscal 1995 was primarily due to a reduction in outstanding borrowings under the Company's credit agreement during the third quarter of fiscal 1995, as compared to the same period of fiscal 1994. The increase in interest expense for the first nine months of fiscal 1995 was due to an increase in outstanding borrowings under the Company's credit agreement and an increase in the effective borrowing rate in the first nine months of fiscal 1995, as compared to the first nine months of fiscal 1994. The interest expense stemmed from outstanding borrowings under the Company's credit agreement; additional borrowing of $1.4 million made during the first quarter of fiscal 1995, the proceeds of which were used to purchase an office/warehouse building and underlying real property that the Company uses to house a portion of its administrative offices and warehousing facilities; a bank loan of $1.9 million entered into during the fourth quarter of fiscal 1993, the proceeds of which were used to purchase certain tax advantaged investments; and a capital lease obligation of $1.9 million entered into during fiscal 1993 relating to the store equipment financing. See Notes C and E to the Notes to Condensed Consolidated Financial Statements.

              Other losses of $405 thousand were recorded for the first nine months of fiscal 1995, compared with $378 thousand for the same period of fiscal 1994. The losses were primarily due to losses from sales of marketable securities. See Note F to the Notes to Condensed Consolidated Financial Statements.

              Cost of Sales

              Cost of sales as a percentage of total revenues increased to 72.1% in the third quarter of fiscal 1995 as compared with 68.8% during the same period of fiscal 1994. For the first nine months of fiscal 1995, cost of sales as a percentage of total revenues increased to 73.2% from 70.3% for the same period of fiscal 1994. The increase in cost of sales as a percentage of total revenues for the third quarter and first nine months of fiscal 1995 was principally due to increases in markdowns required to sell merchandise in the highly promotional retail environment and less consumer acceptance of merchandise offered.

              Selling, General and Administrative Expenses

              Selling, general and administrative expenses as a percentage of total revenues increased to 32.4% for the third quarter in fiscal 1995 compared with 30.2% for the third quarter of fiscal 1994. For the first nine months of fiscal 1995 and fiscal 1994, selling, general and administrative expenses as a percentage of total revenues were 31.0% and 30.5%, respectively. The overall change in expenses as a percentage of total revenues for the third quarter and first nine months of the current year was due to: (i) an increase in advertising expenditures which management believed was necessary to entice potential customers in this highly competitive environment, (ii) an increase in expenses related to the implementation and operation of new management information systems, (iii) a reduction of capitalized real estate administration costs resulting in an increase in the expensed portion due to the construction of fewer new stores to allocate these expenses to, (iv) a decrease in store maintenance costs attributable to the installation of energy efficient lighting and (v) changes in other expenses attributable to store operations and administration.

              The following table sets forth the amount of percentage point variance as a percentage of total revenues, and the difference in dollar expense relating to the changes in selling, general and administrative expenses attributable to the factors discussed above, for the periods indicated:

                                                                          Comparison of
                                                       Thirteen weeks ended           Thirty-nine weeks ended
                                                    ---------------------------    -------------------------------
                                                    October 28,     October 29,     October 28,     October 29,
                                                        1995            1994            1995            1994
                                                     --------------------------    -------------------------------
                                                         %             Amount            %             Amount
                                                             (In 000's)                      (In 000's)
Increase in advertising expenditures                    1.3%            $986            0.6%            $811
Increase in management information systems and
  operations expenses                                   0.3              175            0.1             (140)
Increase in real estate expenses net of
  capitalized costs                                     0.2              176            0.2              513
Decrease in store maintenance                          (0.2)            (237)          (0.2)            (952)
Increase (decrease) in other expenses attributable
  to store operations                                   0.6               87           (0.2)          (4,279)
                                                       ----           ------           ----          -------
                                                        2.2%          $1,187           0.50%         $(4,047)
                                                       =====           =====           ======         ======


              Loss on Disposal of Plant, Property and Equipment

              During the third quarter of fiscal 1995 and fiscal 1994, the Company expensed $0 and $406 thousand, respectively. For the first nine months of fiscal 1995 and fiscal 1994, $0 and $1.3 million, respectively, were expensed. The aforementioned expenses were primarily for store-related asset write-offs (e.g. obsolete fixtures, equipment, etc., but not losses related to real estate leases). During the third quarter and the first nine months of fiscal 1995, the Company utilized $703 thousand and $1.8 million, respectively against the accrual for store closures it had recorded at the end of fiscal 1994.

              Provision (Benefit) for Income Taxes

              The Company's effective tax (benefit) rate was (37.0%) and 35.0% for the third quarter of fiscal 1995 and fiscal 1994, respectively. For the first nine months of fiscal 1995 and fiscal 1994, the Company's effective tax rate benefit was 37.0% and 34.5% respectively. Based on the level of tax advantaged investments, the Company in the third quarter and first nine months of fiscal 1995 anticipates a higher net benefit rate than was anticipated for the respective periods of fiscal 1994. The Company's year-to-date benefit rate of 37.0% is less than the full year benefit rate of 39.2% that the Company experienced in fiscal 1994 due to reductions in it's tax free investment portfolio.

              Net Loss and Loss Per Share

              Net loss and loss per share for the third quarter of fiscal 1995 were $2.3 million and $0.16, respectively. This compared with net income and income per share of $145 thousand and $0.01, respectively, for the same period of fiscal 1994. The net loss for the third quarter of fiscal 1995 as compared to the same period of fiscal 1994 was due to the increases in cost of sales and selling, general and administrative expenses, referenced above. Net loss and loss per share for the first nine months of fiscal 1995 were $7.1 million and $0.50, respectively. This compared with net loss and loss per share of $2.7 million and $0.19, respectively, for the same period of fiscal 1994. Management believes the increase in net loss for the first nine months of fiscal 1995 as compared to the same period of fiscal 1994 was due to the continued weakness in the women's apparel specialty retail segments in general, and the soft California markets in particular, combined with customer resistance to product and pricing.

              Liquidity and Capital Resources

              As of the end of the third quarter in fiscal 1995, the Company, through its subsidiary CT Stores, had a senior secured revolving credit facility with a bank serving as agent for a lending group comprised of two banks which allowed for total credit of $40 million (the "Bank Credit Facility"). This agreement was scheduled to expire on February 1, 1997, and was secured by substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. At October 28, 1995, the Company had outstanding borrowings and outstanding letters of credit in the amount of $5.1 million and $15.3 million respectively. The Bank Credit Facility contained various restrictive covenants requiring, among other things, the maintenance of certain financial ratios, including debt to net worth and current ratio, the establishment of maximum levels of cumulative net loss, the establishment of maximum levels of capital expenditures, the establishment of certain limitations regarding investments made with the Company's affiliated group, a limitation on the incurrence of future indebtedness, and a prohibition regarding declaring or making any cash dividends to the Company's stockholders by the Company or its subsidiaries. At October 28, 1995, the Company was in compliance with or had obtained waivers for such covenants. This banking agreement and the amounts outstanding thereunder are more fully described in Notes C and E to the Notes to Condensed Consolidated Financial Statements. Also see the disclosures set forth in this Item 2 under the caption "Subsequent Events" and in Part II,
Item 3 of this Report.

              Cash and cash equivalents and marketable securities decreased to $6.0 million by the end of the third quarter of fiscal 1995, compared to $48.5 million at the end of fiscal 1994, primarily due to net repayments under the line of credit of $30.1 million and cash used in operating activities of $13.0 million. Merchandise inventories increased to $36.8 million at the end of the third quarter of fiscal 1995, from $24.8 million at the end of fiscal 1994. The increase in inventory for the first nine months of fiscal 1995 is attributable to seasonal inventory fluctuations and inventory returning to normal levels following aggressive promotional activity at the end of fiscal 1994. In the normal course of the purchasing cycle during the year, cash and cash equivalents also will periodically decrease as the Company purchases inventory to meet projected sales demands. Accounts payable increased to $20.5 million at the end of the third quarter of fiscal 1995, from $19.2 million at the end of fiscal 1994. The relative increase in accounts payable resulted from seasonal inventory purchasing, partially offset by conservative leveraging on inventory purchases.

              Income taxes receivable decreased to $4.2 million by the end of the third quarter of fiscal 1995, compared to $5.4 million at the end of fiscal 1994, due to the Company receiving tax refunds of $5.4 million primarily relating to the fiscal 1994 loss, offset partially by the Company recognizing a tax benefit for the first nine months of fiscal 1995 (realizable as a result of taxes paid in fiscal 1993 and fiscal 1992).

               Prepaid expenses and other current assets increased $0.8 million from the end of fiscal 1994 to the end of the third quarter of fiscal 1995 due to an increase of $0.6 million in receivables due from insurers relating to the Company's captive insurance, an increase of $0.3 million in prepaid bank-related fees and a net decrease of $0.1 million in various other components.

              Other assets increased $1.0 million from the end of fiscal 1994 to the end of the third quarter of fiscal 1995 due to an increase of $1.1 million of corporate-owned life insurance and a decrease of $0.1 million in various other components.

              Accrued sales tax decreased to $2.5 million at the end of the third quarter of fiscal 1995 from $2.9 million at the end of fiscal 1994 mainly due to a portion of unpaid holiday related sales taxes remaining outstanding at fiscal 1994 year end. Accrued payroll and related taxes decreased from $4.0 million at the end of fiscal 1994 to $3.1 million at the end of the third quarter of fiscal 1995 primarily due to group health and payroll-related tax payments, which decreased the accruals by $0.9 million.

              Other accrued liabilities decreased $2.4 million from the end of fiscal 1994 to the end of the third quarter of fiscal 1995 due to decreases in accruals for store closures and legal-related accruals of $1.8 million and $1.6 million, respectively, offset by a net increase of $1.0 million in various other accruals (e.g., accrued interest, store property-related accruals).

              Total cash used in operating activities during the first nine months of fiscal 1995 was $13.0 million, compared to $1.1 million used in operating activities during the same period of fiscal 1994. The Company's cash used in operations was impacted by losses in the first nine months of fiscal 1995, an increase in merchandise inventories and less leverage on accounts payable.

              In the first nine months of fiscal 1995, the Company opened six new stores and closed forty-five stores. As a result, property, plant and equipment decreased $3.5 million, from $75.7 million at the end of fiscal 1994 to $72.2 million at October 28, 1995.

                          PART II -- OTHER INFORMATION


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              As a result of the filing of the Bankruptcy Cases, the Company allegedly is in default on the Bank Credit Facility. See Notes A and C to the Notes of the Condensed Consolidated Financial Statements herein. As of the Petition Date, the two banks claim that the Company was indebted to them under the Bank Credit Facility in an amount of $16,477,000 in unpaid principal, $12,744,934 in contingent reimbursement obligations (of which the Company believes approximately $8,700,000 is the actual contingent obligation) under outstanding letters of credit and $20,917 in unpaid interest.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits.

                    10. Commitment Letter for Debtor-in-Possession Financing with The CIT Group/Business Credit, Inc.

                    27.    Financial Data Schedule.

              (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarterly period ended October 28, 1995.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                         THE CLOTHESTIME, INC.,
                                         a Delaware corporation


Dated:  December 18, 1995                By:   /s/ John Ortega II
                                            ------------------------------------
                                                   John Ortega II
                                                   Chairman of the Board
                                                   and Chief Executive Officer


Dated:  December 18, 1995                By:   /s/ David A. Sejpal
                                            ------------------------------------
                                                   David A. Sejpal
                                                   Vice President - Chief
                                                   Financial Officer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                  Sequentially
  Exhibit                                                           Numbered
   Number                        Description                          Pages
  -------         ----------------------------------------        ------------
     10           Commitment Letter for Debtor-In-                     22
                  Possession Financing with The CIT Group/
                  Business Credit, Inc.

     27           Financial Data Schedule                              29