Form 10-K405
period 1996-01-27
CLOTHESTIME INC
filed 1996-04-29
CIK 727739

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended: January 27, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to __________

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 par value
                                (Title of Class)

                            Rights to Purchase Shares
                                 of Common Stock
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of April 12, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $9,905,302.

         The number of shares of common stock of the registrant outstanding at April 12, 1996 was 14,198,241 (exclusive of 565,000 treasury shares).


                       DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 1996 -- Part III.

================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
     Item 1.       BUSINESS...............................................    1
                   EXECUTIVE OFFICERS OF THE REGISTRANT...................    8
     Item 2.       PROPERTIES.............................................   10
     Item 3.       LEGAL PROCEEDINGS......................................   11
     Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS................................................   13

PART II
     Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS............................   14
     Item 6.       SELECTED FINANCIAL DATA................................   15
     Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........   16
     Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............  24
     Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE.................   39

PART III
     Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                   REGISTRANT.............................................   39
     Item 11.      EXECUTIVE COMPENSATION.................................   39
     Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT.........................................   39
     Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........   39

PART IV
     Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                   REPORTS ON FORM 8-K....................................   40
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES............   40

SIGNATURES................................................................   49

                                     PART I

ITEM 1.  BUSINESS

         The Clothestime, Inc., a Delaware corporation ("Clothestime"), and its subsidiaries (collectively, the "Company"), operate a chain of women's apparel stores offering value-priced fashionable sportswear, dresses and accessories. The Company offers a variety of quality brand names found in department and specialty stores and private label merchandise at savings compared with larger, more upscale department and specialty stores. The Company's contemporary merchandise is primarily directed to the fashion-conscious woman who is between 18 to 34 years old, predominantly works full time in a non-professional career, and has a young attitude. The Company also maintains a lesser customer base in the 14 to 17 and 35 and over age groups.

CERTAIN DEVELOPMENTS

         CHAPTER 11 PROCEEDINGS. On December 8, 1995 (the "Petition Date"), Clothestime and five of its subsidiaries, MRJ Industries, Inc. ("MRJ"), Clothestime Stores, Inc. ("Stores"), Clothestime Investment, Inc., Clothestime Acquisition Corporation and Clothestime International, Inc. (collectively, the "Debtors") each commenced a reorganization case by filing a voluntary petition (collectively, the "Petitions") for relief under chapter 11, title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the "Bankruptcy Court"). The cases are being jointly administered by the Bankruptcy Court. Hereinafter, all references to the Company made in connection with any disclosure relating to the Debtors' chapter 11 cases refer solely to the Debtors and exclude Clothestime Insurance Company (Clothestime's captive insurance company subsidiary).

         The Debtors decided to seek bankruptcy protection after an extensive review of the retail environment and the Debtor's operations. Management of each of the respective companies determined that filing of the Petitions would allow the Debtors the needed time and flexibility to restructure their respective operations.

         As a result of filing the Petitions, the Company is prohibited from paying any prepetition liabilities and is currently in default under all of its funded debt agreements in effect prior to the Petition Date. As a result, all unpaid principal of, and accrued prepetition interest on, such debt became immediately due and payable.

Generally, interest on a prepetition debt does not accrue after the commencement of a chapter 11 case. If debts are secured by property with a value that is greater than the amount of the debt, interest may accrue up to the value of the collateral. For financial statement purposes and conservatism only, interest expense on certain secured debt will continue to be accrued but is subject to settlement. No determination has been made regarding the value of the property interests which secure certain debt and, consequently, whether interest thereon will be paid. The Company has ceased accruing interest expense on unsecured debt. Contractual interest (not including interest at default rates) exceeds interest expense recorded in the consolidated statements of operations by approximately $235,000.

         In accordance with the Bankruptcy Code, the Company can seek Bankruptcy Court approval for the rejection of executory contracts and unexpired leases, including real property leases, which are described below. Any such rejection may give rise to a prepetition unsecured claim for damage. In connection with the Company's chapter 11 cases, there is an ongoing review of all of the Debtors' obligations under its executory contracts, including real property leases. As described below, the Company has already rejected certain real property leases.

         The Company has initiated preliminary discussions with the official committee of its unsecured creditors that has been appointed pursuant to the Bankruptcy Code concerning the Company's business plan. In addition, the Company has taken actions in the Bankruptcy Court to facilitate the filing of a plan of reorganization, including (i) filing schedules of assets and liabilities and statement of financial affairs with the Bankruptcy Court on January 22, 1996, and filing amendments thereto on March 21, 1996; and (ii) filing a motion with the Bankruptcy Court on April 10, 1996, requesting a bar date of July 15, 1996, for filing proofs of claims against the Company in the chapter 11 cases. Although the Company is unable to predict when it may file a plan or plans of reorganization, the Company has sought and obtained an order of the Bankruptcy Court extending its exclusive period to file and solicit acceptances of a plan of reorganization, pursuant to section 1121 of the Bankruptcy Code, until August 30, 1996, and October 31, 1996, respectively. Pursuant to applicable provisions of the Bankruptcy Code, the Company has the right to seek further extensions of such exclusive periods. The Company expects that it will seek further extensions of such exclusive period; however, the Company is unable to predict at this time whether the Bankruptcy Court would grant any further extensions. See "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The ability of the Company to effect a successful reorganization under chapter 11 of the Bankruptcy Code will depend, in significant part, upon the Company's ability to formulate a reorganization plan that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. In a chapter 11 reorganization plan, the rights of the Company's creditors and stockholders may be substantially altered. Creditors may realize substantially less than the full face amount of their claim. Equity interests of the Company's stockholders may be diluted or even canceled. Investment in any security of the Company, therefore, should be regarded as highly speculative. It is impossible at this time to predict the actual recovery that different classes of creditors and stockholders might ultimately realize.

         SIGNIFICANT POSTPETITION EVENTS. Since the Petition Date, the Debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage each of their respective businesses and enter into all transactions (including obtaining services, supplies and inventories) that each could have entered into in the ordinary course of their business had there been no bankruptcy. The Company has sought and obtained orders from the Bankruptcy Court intended to facilitate the normal operations of the Company, including orders (i) authorizing the Company to maintain its consolidated cash management system, (ii) authorizing the payment of certain prepetition claims, including claims for customer returns and for wages, salaries and employee benefits, (iii) approving the Company's debtor in possession financing, which is described below, and (iv) authorizing the closing of certain underperforming stores, as described below.
See "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On December 28, 1995, the Company, through Stores, entered into, and subsequently the Bankruptcy Court approved, a financing agreement with The CIT Group/Business Credit, Inc. for debtor in possession financing. See "Item 8. Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements; Note C." The Debtors (other than Stores) are guarantors under the agreement. The agreement terminates on the earlier of December 8, 1997 or the effective date of confirmation of the Company's confirmed plan of reorganization, subject to earlier termination. The Company believes that the Bankruptcy Court protection together with its cash resources, revenues generated from operations anticipated expense deduction measures, anticipated tax refunds, and debtor in possession financing will enable it to conduct normal business operations and continue to provide trade creditors with the assurances they need to supply merchandise to the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On December 17, 1995, the Bankruptcy Court authorized the Company to close 137 underperforming stores (including the stores comprising the Company's Lingerie Time division) that were causing a cash drain on the Company's business and weakening the Company operationally. In an effort to maximize the value of the assets at the stores to be closed, the Company also obtained Bankruptcy Court authorization to conduct store closing sales of inventory, equipment, furniture, fixtures and other assets at these locations and to retain a consultant to assist the Company in the process of liquidating its inventory. The store closing sales were completed by January 31, 1996, and at such time one lease was sold at auction and the others were rejected by the Company as of January 31, 1996 pursuant to an order of the Bankruptcy Court or as of February 6, 1996, pursuant to section 365(d)(4) of the Bankruptcy Code. For additional information related to the Company's chapter 11 cases, see "Item 2. Properties" and "Item 3. Legal Proceedings." For additional information on the financial impact of chapter 11 cases on the Company's business, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OPERATIONS

         As of January 27, 1996, the Company operated stores in 20 states and Puerto Rico, with a large concentration of stores in California, Florida and Texas. All stores are Company-owned and the majority operate under the "Clothestime" name. The Company added six new stores and closed 183 stores during the fiscal year ended January 27, 1996 ("Fiscal 1995"), ending Fiscal 1995 with 400 stores. The Company has focused, and will continue to focus, on eliminating unproductive stores. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Currently, there are no plans to open any additional stores during the fiscal year ending January 25, 1997 ("Fiscal 1996").

         The following table illustrates the changes in the number of stores operated by Clothestime during the past five fiscal years:

                               Stores             Stores             Stores                Stores
                                 at               Opened             Closed                  at
           Fiscal             Beginning           During             During                End of
            Year               of Year             Year               Year                  Year
            ----               -------             ----               ----                 ------
            1991                 384                 25                  8                  401
            1992                 401                 73                 17                  457
            1993                 457                 92                 10                  539
            1994                 539                 63                 25                  577
            1995                 577                  6                183                  400

         All of the stores occupy leased facilities and are located primarily in non-enclosed retail locations in heavily populated urban and suburban areas. The Company employs a strategy of opening stores mainly in convenient, lower-cost real estate locations as compared to major enclosed malls as a means of lowering its cost structure and thereby passing the savings to the customer.

         To keep pace with current fashion trends, the Company continuously tracks inventory in each of its stores through utilization of a "point-of-sale" terminal system designed to improve tracking of merchandise and sales performance. This system and the related software are regularly upgraded or modified as needs arise or change.

         The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise with ample quantities. The use of computer technology at the point of sale facilitates better inventory management by supplying key decision-making information such as sales and price by location, allowing the Company to examine customer preferences and analyze best-selling items on a store-by-store basis. With this data, the Company can take markdowns on a more timely basis or transfer merchandise to an alternative store location where it is likely to move more quickly. This is consistent with the Company's aggressive markdown policy to keep store inventories current and fashionable. In December 1995 and January 1996, in response to price competition, the Company aggressively priced its inventory, depleting the majority of its inventory. For a short period of time, prior to Spring merchandise being delivered to the stores, the Company did not maintain inventory at optimum levels.

         Sales of merchandise are paid for in cash and by credit cards issued by banks and other financial institutions. The Company does not grant credit or carry its own charge accounts. The Company offers a full money-back guarantee of its merchandise and permits return of merchandise within 30 days after purchase. Cash and credit card refunds are given for merchandise returned with a receipt and exchanges are made for merchandise returned without a receipt.

         Recognizing the important role played by store personnel, all sales associates and store managers are required to complete an education program, which includes training in the areas of merchandising, customer service, loss prevention and display presentation.

         The Company's business is comprised of two principal selling seasons:
Spring (the first and second quarters), which includes the period during which spring and summer styles are introduced; and Fall (the third and fourth quarters), which includes the back-to-school, winter and Christmas selling seasons. Consistent with the majority of clothing retailers, the Company normally posts its strongest sales during the fourth quarter as a result of a stronger Christmas selling period compared to its summer and early Fall selling periods. First quarter sales are generally lower than sales in the other quarters primarily as a result of the high sales activity during the fourth quarter. However, during the past two fiscal years, the Company has realized higher sales levels during the Spring seasons rather than the Fall seasons. Management believes this was primarily due to the highly competitive promotional environment surrounding the holiday seasons as well as the lack of consumer acceptance of merchandise offered. In Fiscal 1996, the Company plans to offer a greater concentration of fashion forward merchandise and novelty items with broader assortments. Management believes that this will improve inventory turnover as well as bring Fall sales back in line with other retailers.

         As is the case for most clothing retailers, abnormal seasonal weather also may affect sales because the seasonal merchandise then in the stores may not correspond to the merchandise consistent with the abnormal weather. In addition, since most of the Company's stores are located in non-enclosed retail locations as opposed to enclosed malls, the Company's sales can be adversely affected by abnormal rain or other inclement weather. There was no evidence of adverse weather affecting the Company's sales during Fiscal 1995.

MERCHANDISING AND MARKETING

         The Company's merchandise ranges from designer fashion and better sportswear to moderate apparel. The Company maintains a private label program to provide better quality fashionable merchandise that offers significant savings to the budget conscious consumer. In addition, the Company offers, on a more limited basis, quality brand name merchandise, with an emphasis on everyday low prices. Currently, approximately 75% of the Company's apparel merchandise is private label, designed and manufactured to the Company's strict specifications.

         In Fiscal 1996, the Company intends to offer more novel and "fashion-forward" merchandise and broader assortments than in prior years. In addition, it is the Company's intent to alter the merchandise mix by featuring a greater percentage of novelty items than were featured in Fiscal 1995. In connection with its restructuring efforts, the Company also plans to improve its foreign and basic private label merchandise programs by overseeing the entire production process from start to finish.

         The Company has a chain-wide, uniform merchandising concept for its "Clothestime" stores. Management believes that this uniform merchandising concept promotes a consistent and comfortable shopping environment. All newly-constructed and remodeled stores conform to the Company's standards for design and convenience.

         In connection with the Company's restructuring efforts, the Company eliminated its Lingerie Time division and closed its nine Lingerie Time stores in Fiscal 1995.

         The Company's advertising and marketing program is designed to reach women between the ages of 18 and 34. Regional television, radio and direct mail were the principal forms of media that the Company used in Fiscal 1995 for its advertising programs. In connection with the introduction of its Spring merchandise in Fiscal 1996 and its restructuring efforts, the Company has launched a sensationalized, controversial and aggressive marketing campaign, focused primarily towards television, radio and print media spots, designed to rebuild customer traffic and to promote and reinforce that Clothestime is a "cool" place to shop.

PURCHASING AND DISTRIBUTION

         The Company purchases most of its merchandise directly from manufacturers who also sell to department stores, specialty stores, retail chain stores, factory-outlet stores, mass merchandisers and catalogue merchandisers. During Fiscal 1995, the Company purchased from approximately 600 vendors, with no one vendor accounting for 10% or more of the Company's purchases. Management believes that the loss of any one vendor would not have a material adverse effect on the Company. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any one vendor. The Company believes that it will be able to continue to purchase merchandise from such vendors or from other vendors supplying similar merchandise. In addition, in Fiscal 1996 the Company intends to explore partnering opportunities relating to product development with certain of its key vendors. Unlike many clothing retailers which make large inventory purchases substantially prior to a fashion season, the Company's inventory purchase pattern corresponds closer in time to, or occurs during, the fashion season. The Company's cash from operations and available credit facilities allow management the flexibility to take advantage of opportunities to effect volume purchases during these periods and the Company's distribution capabilities allow such merchandise to be in the stores quickly.

         Currently, the majority of merchandise is shipped directly from vendors to the Company's central distribution facility located in Anaheim, California. The Company's utilization of a computer control system to track inventory and monitor distribution plays a key role in inventory control and merchandise distribution.

         To stabilize vendor relations and address significant vendor claims issues arising in the early stages of their chapter 11 cases, the Company: (i) developed and obtained Bankruptcy Court approval of a "return to vendor" program; and (ii) analyzed the multitude of reclamation notices served by vendors during the initial days following the Petition Date and, on that basis, developed a program which was approved by the Bankruptcy on March 28, 1996 for the reconciliation and eventual payment of reclamation claims.

TRADEMARKS AND SERVICE MARKS

         The Company is the owner of the federally registered trademarks "Clothestime," "Best World Brand," "CTME," "Spoiled Girls," "Star Cody," "Via Max" and the federally registered service marks "Clothestime," "Lingerie Time," "Trend Club" and "Always in Fashion. Never Full Price." The expiration dates for the initial registration for these marks range from July 2003 to May 2009. In addition, the Company has registered the trademarks "Clothestime" and "Lingerie Time" in Mexico, such initial Mexican registrations to expire in July 2004. The Company believes these marks are important to its business. The Company intends to maintain the marks and related registrations it currently uses in its business.

EMPLOYEE RELATIONS

         In connection with the Company's restructuring efforts and the closure of a significant number of unproductive stores, the Company eliminated over 1,000 jobs during Fiscal 1995, including a reduction of approximately 24% of the Company's corporate staff. As of January 27, 1996, the Company had 2,744 employees, 1,403 of whom were part-time. A number of additional temporary employees are usually added during peak selling periods. The Company developed and the Bankruptcy Court approved, a key employee retention incentive program to ensure that employees who are crucial to the Company's restructuring efforts will have adequate incentives to remain employed by the Company for the foreseeable future. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

COMPETITION

         The women's retail apparel business is highly competitive. The Company's stores compete with regional and national department store chains, mass merchandiser stores, independent retail stores, factory-outlet stores and numerous national and regional catalogue merchandisers. Many of its competitors are considerably larger than the Company and have substantially greater financial and other resources.

         Clothestime competes primarily on the basis of fashion, price, selection and style, merchandise display and store location and design. The Company believes that its strategy of offering a mix of brand name and private label merchandise to the junior-sized customer at savings compared with department and specialty stores and its ability to effect volume purchases are important elements in its operations.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


         The executive officers of Clothestime are as follows:


                                YEAR COMMENCED
                                SERVICE WITH
      NAME            AGE        THE COMPANY              POSITION
      ----            ---        -----------              --------
John Ortega II         47            1978       Chief Executive Officer and
                                                Chairman of the Board

Norman Abramson        56            1986       President and Chief
                                                Operating Officer

David A. Sejpal        38            1986       Vice President, Chief
                                                Financial Officer, Treasurer
                                                and Secretary

Jeffrey R. Dake        47            1984       Vice President - Real Estate
                                                and Construction

Charles Castaneda      41            1994       Vice President -
                                                Merchandise Planning and
                                                Control


         Executive officers are elected annually and serve at the pleasure of the Board of Directors.

         JOHN ORTEGA II is one of the founders of the Company and has served as Chairman of the Board since September 1990. In addition, Mr. Ortega serves as a director and Chairman of the Board, a director and officer position, of MRJ, the distribution, purchasing and management services subsidiary of the Company, and as a director and Chairman of the Board and Chief Executive Officer of the Stores, the subsidiary of the Company which conducts its retail operations, positions he has held since December 1993. In addition, Mr. Ortega was elected Chief Executive Officer of the Company and MRJ in January 1995. Mr. Ortega served as Vice Chairman of the Board of the Company from September 1982 to September 1990 and as Vice President of the Company from the Company's inception to September 1982. Mr. Ortega is also a director of the Company, a position which he has held since 1978.

         NORMAN ABRAMSON has served as President and Chief Operating Officer of the Company since February 1987. In addition, Mr. Abramson serves as a director and President, Chief Operating Officer and Secretary of both MRJ and Stores, positions he has held since December 1993. Mr. Abramson also served as Executive Vice President and Chief Operating Officer of the Company between April 1986 and February 1987 and Secretary of the Company from March 1991 to April 1995. Mr. Abramson is also a director of the Company, a position which he has held since 1986.

         DAVID A. SEJPAL has served as a Vice President of the Company since June 1991, its Chief Financial Officer since December 1990, its Treasurer since May 1991 and Secretary since April 1995. In addition, Mr. Sejpal serves as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of MRJ, positions he has held since December 1993. Mr. Sejpal served as Corporate Controller of the Company from September 1988 to December 1990 and Director of Finance from December 1986 to September 1988. Mr. Sejpal also is a director of the Company, a position which he has held since April 1995.

         JEFFREY R. DAKE has been Vice President - Real Estate and Construction since joining the Company in June 1984. In addition, Mr. Dake serves as Vice President - Real Estate and Construction of MRJ, a position which he has held since December 1993.

         CHARLES CASTANEDA has served as Vice President - Merchandise Planning and Control of the Company since September 1995, and Senior Director of Planning and Control of the Company from August 1994 to September 1995. Prior to joining the Company, Mr. Castaneda was employed by Saks Fifth Avenue from October 1989 to August 1994, most recently serving as Director, Corporate Planning and Merchandise Control.

         There are no arrangements or understandings pursuant to which any of the persons listed in the table above were selected as executive officers.

ITEM 2.  PROPERTIES

         The Company's principal executive offices and distribution facility are located on a five-acre tract in Anaheim, California, in a building designed specifically for the Company, consisting of approximately 27,000 feet of two-story office space and approximately 82,400 square feet of distribution/warehouse space (the "Headquarters' Facility"). The Company occupies the Headquarters' Facility under a triple net lease with an affiliated partnership (the "Partnership") which expires in November 1998 (the "Headquarters' Lease"). See "Item 13. Certain Relationships and Related Transactions."

         Stores owns an office and warehouse facility located on the same block as the Headquarters' Facility. It consists of approximately 25,700 square feet of two-story office space and approximately 24,600 square feet of warehouse space. This office and warehouse building is security for a $1.4 million loan agreement between Stores and Wells Fargo Bank and a $40 million credit agreement between Stores, on the one hand and Wells Fargo Bank and Union Bank, on the other hand. The loan agreement and the credit facility are both guaranteed by the Company and certain other of the Company's subsidiaries.

         During Fiscal 1995, the Company leased another warehouse facility in Anaheim, California from a non-affiliated party. That facility, which is across the street from the Headquarters' Facility, consists of 22,389 square feet and was primarily used for warehouse and storage space. This lease was rejected as of February 15, 1996 pursuant to section 365(d)(4) of the Bankruptcy Code.

         The Company leases all its retail stores. Store leases generally have an initial term of one to 20 years and will expire at various dates through 2007. Some leases contain renewal options for periods ranging from one to ten years on substantially the same terms and conditions as the initial leases. The following table sets forth information concerning lease expirations with respect to leases in effect as of the end of Fiscal 1995 (January 27, 1996), excluding those leases for stores that were closed after commencement of the chapter 11 cases or leases that were either sold in the lease auction conducted on January 31, 1996 or were rejected by the Debtors as of January 31, 1996 or February 6, 1996 (see "Item 1. Business--Certain Developments; Significant Post-Petition Events"):


                           Number of Leases     Number of Leases Expiring
        Calendar Years         Expiring            with Renewal Options
       ------------------------------------------------------------------
          1996-1997             110                            103
          1998-1999              58                             46
          2000-2001              93                             79
          2002-2003             101                             96
          2004-2005              35                             33
          2006-2007               2                              0
        Month to Month            1                              0
            Total               400                            357


         Under most of the store leases, the Company is required to pay taxes, insurance and its pro rata share of common area and maintenance expenses. Most of these leases also require the Company to pay the greater of a specified minimum rent or a contingent rent based on a percentage of gross sales. In addition, many store leases include cancellation clauses exercisable by the Company upon the occurrence of certain events (e.g., change in the anchor tenant or a failure to reach certain minimum sales levels). See "Item 8. Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements; Note J."

         Under section 365(d)(4) of the Bankruptcy Code, unless otherwise ordered by a bankruptcy court, a chapter 11 debtor must assume all leases of non-residential real property within 60 days of its chapter 11 filing or such leases will be deemed rejected. By order of the Bankruptcy Court effective as of February 5, 1996, the Company obtained an extension of time within which to assume or reject its non-residential real property leases through and including the confirmation date of its plan of reorganization, except for certain leases of non-residential real property between the Company and certain objecting landlords for which the time within which such leases must be assumed or rejected was extended to September 30, 1996.

         Consistent with its responsibility to its creditors, the Company intends to continue to evaluate on an ongoing basis the terms of its non-residential real estate leases to determine whether to take any further actions with respect to the leases, including assuming or rejecting leases in the chapter 11 proceedings, terminating leases, allowing leases to expire, renegotiating existing leases and entering into new leases. The Company is continuing to focus on eliminating unproductive stores. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." In connection with such ongoing evaluations, since the commencement of the Company' chapter 11 cases, the Company has rejected 142 retail store leases. As of March 29, 1996, the Company was operating 397 retail stores.

         In management's opinion, the Company's current administrative offices and warehouse and distribution facilities are adequate for its current level of operations as well as the Company's anticipated level of operations through the end of the fiscal year ending January 25, 1997.


ITEM 3.  LEGAL PROCEEDINGS

         On December 8, 1995, Clothestime and five of its subsidiaries, Clothestime Stores, Inc., MRJ Industries, Inc., Clothestime Acquisition Corporation, Clothestime Investment, Inc. and Clothestime International, Inc., filed petitions in the United States Bankruptcy Court for the Central District of California, Santa Ana Division, Jointly Administered Case No. SA95-22533JW, seeking reorganization under chapter 11 of the Bankruptcy Code. The following discussion provides general background information regarding the chapter 11 cases, but is not intended to be an exhaustive summary.

         Since the Petition Date, the Debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage their respective businesses and enter into all transactions (including obtaining services, supplies and inventories) that each could have entered into in the ordinary course of their business had there been no bankruptcy.

Although each Debtor is authorized to operate its business as a debtor in possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where necessary.

         On December 15, 1995, an official unsecured creditors' committee (the "Creditors' Committee") was appointed by the Office of the United States Trustee pursuant to section 1102 of the Bankruptcy Code. The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of any plan of reorganization. The Company is required to pay certain expenses of the Creditors' Committee, including counsel fees, to the extent allowed by the Bankruptcy Court.

         As debtors-in-possession, the Debtors have the right, subject to the approval of the Bankruptcy Court, under relevant provisions of the Bankruptcy Code, to assume or reject executory contracts and unexpired leases, including real property leases. Certain parties to such executory contracts and unexpired leases with the Company, including parties to such real property leases, may file motions with the Bankruptcy Court seeking to require the Company to assume or reject those contracts or leases. In this context, "assumption" requires that the Company cure, or provide adequate assurance that it will cure, all existing defaults under the contract or lease and provide adequate assurance of future performance under relevant provisions of the Bankruptcy Code: and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease. Rejection of an executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach, which claim shall be allowed or disallowed as if such claim had arisen before the date of the filing of the petition. By order of the Bankruptcy Court, effective February 5, 1996, the Company obtained an extension of time within which to assume or reject its non-residential real property leases through and including the confirmation date of its plan of reorganization, except for certain leases of non-residential real property and certain objecting landlords for which the time within which such leases must be assumed or rejected was extended to September 30, 1996. Since the Petition Date and as of March 29, 1996, the Company had rejected 142 retail store leases. See "Item 2. Properties."

         Prepetition claims that were contingent, unliquidated, or disputed as of the commencement of the Company's chapter 11 cases, including, without limitation, those that arise in connection with rejection of executory contracts or unexpired leases, may be allowed or disallowed depending on the nature of the claim. Such claims may be fixed by the Bankruptcy Court or otherwise settled or agreed upon by the parties and approved by the Bankruptcy Court. As a general matter, the treatment of claims pending in the Bankruptcy Court will be determined as part of the formulation and confirmation of a plan of reorganization. Described below are two adversary proceedings now pending in the Bankruptcy Court.

         On January 24, 1996, Wells Fargo Bank, N.A., individually and as agent for itself and Union Bank (collectively, "Wells"), commenced an adversary proceeding in the Bankruptcy Court, Adversary Proceeding No. 96-1100, against the Debtors claiming that a tax refund, estimated to be approximately $9.3 million (the "Tax Refund"), which the Company anticipates receiving in respect of Fiscal 1995, is subject to Wells' prepetition lien on certain of the

Company's assets. Wells also requested the entry of a Temporary Restraining Order ("TRO") directing the Company to segregate the proceeds of the Tax Refund (which are not expected to be received prior to May 1996) pending a trial and entry of a judgment in this adversary proceeding. The Company disputes Wells' claims. The parties to the adversary proceeding entered into a stipulation settling Wells' request for the TRO and setting a briefing and discovery schedule in the adversary proceeding. The trial is presently scheduled for June 3, 1996.

         On January 5, 1996, the Company commenced an adversary proceeding in the Bankruptcy Court against Wells, Adversary Proceeding No. 96-01017. Wells asserts that it has a lien on certain credit card receivables and in a deposit account estimated to be in the aggregate amount of approximately $2.5 million. The Company instituted this proceeding to obtain a judicial determination and declaration that Wells does not hold a valid and perfected security interest in the credit card receivables or the deposit account or, alternatively, that the security interest, if any, held by Wells in such property can be avoided.

         To the best of management's knowledge, there are no other material pending legal proceedings. The Company is, however, subject to other legal proceedings and claims which have arisen in the ordinary course of its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and designated a NASDAQ/National Market System security, trading under the symbol CTMEQ.

         The table sets forth the range of high and low bid information for the periods and the date indicated as reported by NASDAQ. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The number of shareholders of record as of April 12, 1996 was 649.


STOCK PRICE SUMMARY

                                High Bid          Low Bid
- ----------------------------------------------------------
Year ended January 28, 1995:
- ----------------------------------------------------------
1st Quarter                     $8  3/8           $5  7/8

2nd Quarter                      6  1/4            4  1/16

3rd Quarter                      5                 3  5/8

4th Quarter                      4  1/8            2  7/8
- ----------------------------------------------------------
Year ended January 27, 1996:
- ----------------------------------------------------------
1st Quarter                     $3  7/8           $2  1/2

2nd Quarter                      3  1/8            2 11/16

3rd Quarter                      3  3/4            2  1/2

4th Quarter                      2  5/8               3/8
- ----------------------------------------------------------
At April 12, 1996               $  13/16          $   3/4
- ----------------------------------------------------------

         The Company has never paid cash dividends on its common stock following a philosophy of retaining earnings in order to finance the expansion and development of its business. Currently, the Company is prohibited from making cash dividend payments under its debtor in possession financing. See "Item 8. Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements; Note C." Also see the discussion under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 6.     SELECTED FINANCIAL DATA

- --------------------------------------------------------------------------------
SELECTED FINANCIAL DATA

The following table summarizes selected financial data for the Company and should be read in connection with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report.

                                                                          Year Ended
- ---------------------------------------------------------------------------------------------------------
                                                    January 27, 1996   January 28, 1995  January 29, 1994
                                                       (52 Weeks)         (52 Weeks)        (52 Weeks)
                                                    -----------------------------------------------------
In thousands, except  per share amounts               (Fiscal 1995)      (Fiscal 1994)     (Fiscal 1993)
- ---------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF EARNINGS DATA

Net sales, interest and other income                    $ 308,810          $ 342,280        $ 349,482
Cost of sales, including buying and distribution
  and occupancy costs                                     236,872            245,543          237,766
Selling, general and administrative expenses              101,107            110,566           95,307
Loss on disposal of property, plant and equipment               -              3,378            1,739
Asset write down                                                -                  -                -
Interest expense                                              769                856               71
Other expenses (income)                                     1,103                411               91
- -----------------------------------------------------------------------------------------------------
Total costs and expenses                                  339,851            360,754          334,974
- -----------------------------------------------------------------------------------------------------
Income (loss) before reorganization costs and
  income taxes                                            (31,041)           (18,474)          14,508
Reorganization costs                                       21,967                  -                -
Income (loss) before income taxes                         (53,008)           (18,474)          14,508
Provision (benefit) for income taxes                      (10,006)            (7,233)           6,340
- -----------------------------------------------------------------------------------------------------
Net income (loss)                                       $ (43,002)         $ (11,241)       $   8,168
- -----------------------------------------------------------------------------------------------------
Earnings (loss) per share                               $   (3.03)         $   (0.79)       $    0.56
Weighted average number of common and common
  equivalent shares outstanding during the year            14,190             14,161           14,660
- -----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents                               $  34,478          $  40,830        $   2,706
Working capital                                            32,671             40,597           21,351
Total assets                                               88,280            140,402          115,455
Long-term debt, excluding current portion                       -             37,234            2,823
Shareholders' equity                                        8,311             50,914           62,466
- -----------------------------------------------------------------------------------------------------

                                                               Year Ended
- ---------------------------------------------------------------------------------------
                                                    January 30, 1993   January 25, 1992
                                                        (53 Weeks)        (52 Weeks)
                                                    -----------------------------------
In thousands, except  per share amounts               (Fiscal 1992)      (Fiscal 1991)
- ---------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF EARNINGS DATA

Net sales, interest and other income                    $ 317,122          $ 260,231
Cost of sales, including buying and distribution
  and occupancy costs                                     213,147            174,567
Selling, general and administrative expenses               84,402             74,065
Loss on disposal of property, plant and equipment           3,110              1,105
Asset write down                                            1,468                  -
Interest expense                                                -                548
Other expenses (income)                                      (506)               (88)
- ------------------------------------------------------------------------------------
Total costs and expenses                                  301,621            250,197
- ------------------------------------------------------------------------------------
Income (loss) before reorganization costs and
  income taxes                                             15,501             10,034
Reorganization costs                                            -                  -
Income (loss) before income taxes                          15,501             10,034
Provision (benefit) for income taxes                        6,848              4,565
- ------------------------------------------------------------------------------------
Net income (loss)                                       $   8,653          $   5,469
- ------------------------------------------------------------------------------------
Earnings (loss) per share                               $    0.58          $    0.37
Weighted average number of common and common
  equivalent shares outstanding during the year            14,958             14,941
- ------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents                               $  16,928          $  13,955
Working capital                                            20,931             21,612
Total assets                                              100,838             86,705
Long-term debt, excluding current portion                       -                  -
Shareholders' equity                                       54,210             49,674
- ------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

CHAPTER 11 REORGANIZATION

     On December 8, 1995, the Company and five of its subsidiaries commenced reorganization cases by filing voluntary petitions for relief under chapter 11, title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Santa Ana Division. See "Liquidity and Capital Resources" below.

     The Company decided to seek bankruptcy protection after an extensive review of the current retail environment and the Company's operations. Management determined that filing the chapter 11 petitions would allow the Company the needed time and flexibility to restructure its operations.

- --------------------------------------------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS

     The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to all adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of the confirmation and implementation of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, compliance with the debtor in possession financing agreement and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations.

     The following table sets forth certain items in the Consolidated Statements of Operations expressed in percentage relationship to total revenues and as compared to the prior periods.

                                                                                            Percentage
                                                                                          Point Variance
                                                    Fiscal Year Ended                    For Fiscal Years
                                       -------------------------------------------      ------------------
                                        January 27,    January 28,    January 29,        1995        1994
                                           1996           1995           1994             to         to
                                        (52 Weeks)     (52 Weeks)     (52 Weeks)         1994        1993
                                       -------------------------------------------------------------------
                                       (Fiscal 1995)  (Fiscal 1994)  (Fiscal 1993)
- ----------------------------------------------------------------------------------------------------------
Total revenues                             100.0%        100.0%          100.0%          0.0%        0.0%
Cost of sales, including buying and
  distribution and occupancy costs          76.7          71.7            68.1          (5.0)       (3.6)
Selling, general and administrative
  expenses                                  32.7          32.3            27.3          (0.4)       (5.0)
Loss on disposal of property, plant
   and equipment                             -             1.0             0.5           1.0        (0.5)
Interest expense                             0.3           0.3             -             -          (0.3)
Other expenses                               0.4           0.1             -            (0.3)       (0.1)
Income (loss) before  reorganization
  costs and  income taxes                  (10.1)         (5.4)            4.1          (4.7)       (9.5)
Reorganization costs                         7.1           -               -            (7.1)        -
Income (loss) before income taxes          (17.2)         (5.4)            4.1         (11.8)       (9.5)
Provision (benefit) for income taxes        (3.2)         (2.1)            1.8          (1.1)       (3.9)
- --------------------------------------------------------------------------------------------------------
Net income (loss)                          (14.0%)        (3.3%)           2.3%        (10.7%)      (5.6%)
========================================================================================================

- --------------------------------------------------------------------------------

NET SALES

        Net sales decreased 9.6% in Fiscal 1995 after having decreased 1.9% in Fiscal 1994 and increasing 10.3% in Fiscal 1993. Comparable store sales (stores in operation for at least 15 months) decreased 6.1% in Fiscal 1995 compared to Fiscal 1994. Clothestime ended Fiscal 1995 with 177 fewer stores than at the end of Fiscal 1994, which contributed to the overall decline in sales. In addition, management believes that the continued weakness in the women's apparel specialty retail segments in general, and the soft California markets in particular, combined with increased competition from department stores, mass-merchandisers and discount retailers were principal factors which negatively affected sales. In Fiscal 1995, the Company increased its offering of basic merchandise and carried less novel and fashion forward merchandise. This resulted in the Company being forced to compete on price and not being able to differentiate itself from the mass merchandisers and department stores.

        The quarterly sales performance in Fiscal 1995 versus the comparable periods of Fiscal 1994 decreased 13.4%, 4.5%, 2.1%, and 18.7% in the first, second, third and fourth quarters, respectively. The decrease in fourth quarter sales for Fiscal 1995 is the result of the Company filing chapter 11 on December 8, 1995 causing a sharp decrease of merchandise shipments and a general uncertainty amongst our customers as to our continuing operations.

        For the same periods of Fiscal 1995 compared to Fiscal 1994, comparable stores sales decreased 17.4% and 5.2% in the first and second quarters, respectively, increased 2.0% in the third quarter and decreased 2.9% in the fourth quarter. Comparable store sales results benefited in the fourth quarter of Fiscal 1995 from aggressive discounts taken chain-wide to compete in the highly promotional environment. Comparable store sales results for the fourth quarter are better than total sales results due to the closing of 137 underperforming stores early in the fourth quarter.

        Net sales decreased 1.9% in Fiscal 1994 after having increased by 10.3% in Fiscal 1993. Comparable store sales decreased by 13.1% in Fiscal 1994 compared to Fiscal 1993. Management believes that the continued weakness in the women's apparel specialty retail segments and less consumer acceptance of the merchandise offered by the Company were the principal factors which negatively affected sales in Fiscal 1994.

        The quarterly sales performance in Fiscal 1994 versus the comparable periods of the prior fiscal year increased in the first and second quarters, 6.6% and 0.9%, respectively, and decreased in the third and fourth quarters, 1.4% and 12.2%, respectively. For the same periods, comparable store sales decreased 8.7%, 12.0%, 13.2% and 18.0% in the first, second, third and fourth quarters, respectively. Management believes that the continuing weakness in the women's apparel specialty retail segments and the increasing competition for market share were the primary factors affecting fourth quarter sales results for Fiscal 1994.

        The Company's primary target market is women in the 18 to 34 age group. While customer demographics revealed that this age range represents a significant portion of our customers, the Company still maintains a lesser customer base in the 14 to 17 and 35 and over age groups. During Fiscal 1995, the Company attempted to raise the average age of its customers by offering an improved quality merchandise mix aimed towards a young, career minded woman. This strategy, while successful at raising quality standards, did not attract the career customer and did not satisfy our existing, fashion-minded customer base.

     The Company's business is comprised of two principal selling seasons:
Spring (the first and second quarters) which includes the period during which spring and summer styles are introduced; and, Fall (the third and fourth quarters) which includes the back-to-school, winter and Christmas selling seasons. Consistent with the majority of clothing retailers, the Company normally posts its strongest sales during the fourth quarter as a result of a stronger Christmas selling period compared to its summer and early Fall selling periods. First quarter sales are generally lower than sales in the other quarters primarily as a result of the high sales activity during the fourth quarter. However, during the past two fiscal years, the Company has realized higher sales levels during the Spring seasons rather than the Fall seasons. Management believes this was primarily due to the highly competitive promotional environment surrounding the holiday seasons as well as the lack of consumer acceptance of merchandise offered. In Fiscal 1996, the Company intends to offer more novel and "fashion-forward" merchandise and broader assortments than in prior years. In addition, it is the Company's intent to alter the merchandise mix by featuring a greater percentage of novelty items than were featured in Fiscal 1995. Management believes that this will improve inventory turnover as well as bring Fall sales back in line with other retailers.

     As is the case for most clothing retailers, abnormal seasonal weather may also affect sales because the seasonal merchandise then in the stores may not correspond to the merchandise consistent with the abnormal weather. In addition, since most of the Company's stores are located in non-enclosed retail locations as opposed to enclosed malls, the Company's sales can be adversely affected by abnormal rain or other inclement weather. There was no evidence of adverse weather affecting sales during Fiscal 1995.

- --------------------------------------------------------------------------------

INTEREST AND OTHER INCOME; INTEREST EXPENSE; OTHER EXPENSES

     Interest and other income as a percentage of net sales decreased to 0.2% in Fiscal 1995 from 0.4% in Fiscal 1994 as a result of a lower invested cash balance. Interest and other income as a percentage of net sales decreased to 0.4% in Fiscal 1994 from 0.5% in Fiscal 1993. Lower interest rates due to the shortening of the Company's investment portfolio's duration and a lower invested cash balance stemming from the decrease in net sales were the primary factors leading to the decrease in interest and other income in Fiscal 1994.

     Interest expense was $769 thousand in Fiscal 1995, compared to $856 thousand in Fiscal 1994 and $71 thousand in Fiscal 1993. The decrease in interest expense in Fiscal 1995 is due to approximately $235 thousand of contractual interest expense not being recorded as a result of the chapter 11 filing. The interest expense stemmed from outstanding borrowings under the Company's revolving credit facility, additional borrowings of $1.4 million made during the first quarter of Fiscal 1995, bank loans of $1.9 million taken out in the fourth quarter of Fiscal 1993, and a capital lease obligation of $1.9 million entered into during Fiscal 1993. (See Note D to Consolidated Financial Statements).

     Other expenses in Fiscal 1995 of $1.1 million are made up of $405 thousand of capital losses from the sale of marketable securities and $706 thousand to write down investments. Other expenses in Fiscal 1994 and Fiscal 1993 of $411 thousand and $90 thousand, respectively, were due to capital losses from the sale of marketable securities.

- --------------------------------------------------------------------------------

COST OF SALES

     Cost of sales as a percentage of total revenues increased to 76.7% in Fiscal 1995 from 71.7% in Fiscal 1994 and 68.1% in Fiscal 1993. The increase in cost of sales as a percentage of total revenues in Fiscal 1995 compared to Fiscal 1994 was primarily due to customer resistance to product and pricing and a fiercely competitive retail environment resulting in significant markdown activity. Cost of sales as a percentage of total revenues in Fiscal 1994 compared to Fiscal 1993 rose as a result of increases in markdowns required to sell merchandise in the highly promotional retail environment and higher occupancy costs.

     Cost of sales as a percentage of total revenues increased to 89.2% in the fourth quarter of Fiscal 1995 compared to 76.1% and 69.7% for the same period in Fiscal 1994 and Fiscal 1993. The increase in cost of sales as a percentage of total revenues for the fourth quarter of Fiscal 1995 compared to the same period of Fiscal 1994 was the result of aggressive markdowns taken to clear out the Fall merchandise by the end of the holiday selling season. Cost of sales as a percentage of total revenues increased for the fourth quarter of Fiscal 1994, compared to the same period of Fiscal 1993, due to increased markdowns.

- --------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $101.1 million in Fiscal 1995 compared to $110.6 million in Fiscal 1994 and $95.3 million in Fiscal 1993. The decrease of $9.5 million in selling, general and administrative expenses in Fiscal 1995 compared to Fiscal 1994 was principally attributable to a net reduction of 177 stores, primarily occurring in the fourth quarter, and various cost cutting measures implemented at the corporate office.

     Selling, general and administrative expenses as a percentage of total revenues increased to 32.7% in Fiscal 1995 compared to 32.3% in Fiscal 1994 and 27.3% in Fiscal 1993. The increase in selling, general and administrative expenses as a percentage of revenues in Fiscal 1995 compared to Fiscal 1994 was primarily due to an increase in store operating and supervisory payroll costs to support sales levels which were not realized, partially offset by a decrease in advertising costs due to the elimination of television advertising. The increase in selling, general and administrative expenses as a percentage of total revenues in Fiscal 1994 compared to Fiscal 1993 was primarily due to increases in advertising costs, store operating and supervisory payroll, other expenses attributable to store operations and administration and store maintenance costs.

     The following table sets forth the amount of percentage point variance as a percentage of total revenues and the difference in dollar expense relating to the increase in selling, general and administrative expenses attributable to the factors discussed above for the periods indicated.

                                          Fiscal 1995 to Fiscal 1994    Fiscal 1994 to Fiscal 1993
                                          --------------------------    --------------------------
Dollars in thousands                      Percent            Amount     Percent            Amount
- --------------------------------------------------------------------------------------------------
Store operating and supervisory payroll     0.6%            $(2,649)      1.5%             $ 4,216

Advertising costs                          (0.2)             (2,143)       1.1               3,676

Other expenses attributable to store
  operations and administration             0.2              (3,269)       1.9               5,828

Store maintenance costs                    (0.2)             (1,397)       0.5               1,538
- --------------------------------------------------------------------------------------------------
                                            0.4%            $(9,458)       5.0%            $15,258

During Fiscal 1995, the Company utilized the $2.0 million accrual for store closures it had recorded at the end of Fiscal 1994. During Fiscal 1994 and Fiscal 1993, the Company expensed $3.4 million and $1.7 million, respectively, primarily for store closings and remodels. See "Reorganization Costs" below and Note E to the Consolidated Financial Statements, for costs incurred with the closing of 137 stores under Bankruptcy Court approval and other costs.

- --------------------------------------------------------------------------------

REORGANIZATION COSTS

     The Company recorded $22.0 million for costs associated with the chapter 11 filing. Included are approximately $19.9 million for costs and expenses associated with the closing of 137 unprofitable stores (including estimated lease rejection claims), and approximately $1.7 million for legal, accounting and other professional fees. The Company anticipates that it will incur additional reorganization costs throughout its chapter 11 reorganization. The reorganization costs are more fully described in Note E to the Consolidated Financial Statements.

- --------------------------------------------------------------------------------

PROVISION (BENEFIT) FOR INCOME TAXES

     The Company recorded a tax benefit of $10.0 million in Fiscal 1995. The loss in Fiscal 1995 will enable the Company to recover all remaining prior years' taxes within the three-year carryback period. The Company's effective income tax benefit rate was 18.9% for fiscal 1995. This rate was less than the Federal tax rate primarily due to limitations on the amount of taxes available to recover from prior years' and the recognition of a valuation allowance to fully offset the net deferred tax asset. The Company's effective tax rate decreased to 39.2% in Fiscal 1994 from 43.7% in Fiscal 1993. The decrease in Fiscal 1994 resulted primarily from the effect of nontaxable revenues. Income taxes (benefit) are more fully described in Note G to the Consolidated Financial Statements.


- --------------------------------------------------------------------------------

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE

     Net loss and loss per share for Fiscal 1995 were $43.0 million and $3.03, respectively. This compared to a net loss and loss per share of $11.2 million and $0.79, respectively, in Fiscal 1994 and net income and earnings per share of $8.2 million and $0.56, respectively, in Fiscal 1993. The increase in net loss for Fiscal 1995 as compared to Fiscal 1994 was due principally to lower average store sales and $22.0 million of reorganization charges incurred during fiscal 1995. The net loss for Fiscal 1994 as compared to Fiscal 1993 was due to increases in cost of sales and selling, general and administrative expenses as a percentage of total revenues.

- --------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Chapter 11 Filing

     As discussed previously, the Company and five of its subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code on December 8, 1995. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on, events that occurred on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and shareholders and confirmation by the Bankruptcy Court.

     Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except as approved by the Bankruptcy Court, principal and interest payments on prepetition debt have not been made since the Petition Date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. As a result, $53.4 million has been established as liabilities subject to compromise. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts.

     The prohibition on payments of prepetition liabilities as a result of the chapter 11 filing enabled the Company to report $34.5 million in cash and cash equivalents at January 27, 1996.

     Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. At this time, it is not possible to predict the outcome of the chapter 11 filing, in general, or its effects on the business of the Company or on the interests of creditors or shareholders.

     The Company is in the process of developing a long term business plan around which the framework of a plan of reorganization will be developed. As a part of this process, the Company will be assessing the effects of new merchandising and marketing strategies on operating results and assessing the desirability of further store closings. Further store closings and rejections of leases and other executory contracts will result in increased reorganization costs.

     The exclusive period for the filing of a plan of reorganization has been extended to August 30, 1996 and to solicit acceptances of a plan of reorganization to October 31, 1996. The Company anticipates seeking further extensions of the exclusive period; however, there can be no assurance that the Bankruptcy Court will grant further extensions. The Company cannot, at the present time, predict the contents of any proposed plan of reorganization or when or whether it will be accepted by the creditors or approved by the Bankruptcy Court.

     Subsequent to the chapter 11 filing, the Company reached an agreement with The CIT Group/Business Credit, Inc. to provide debtor in possession financing (the "DIP Facility"). The DIP Facility was approved by the Bankruptcy Court on January 9, 1996. The DIP Facility provides for revolving loans to be made up to the lesser of (a) $40 million or (b) the lesser of (i) 60% of eligible inventory valued on a cost basis and (ii) 36.5% of eligible inventory valued on a retail basis, subject to adjustment. Up to $25 million of the revolving line of credit may be in the form of letters of credit determined as provided under the agreement. Cash borrowings bear interest at either a reference rate plus 0.5% or LIBOR plus 2.5%, at the option of the Company. The agreement contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization, the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries.

     The Company did not use the direct borrowing capacity on the line during Fiscal 1995. There were $2.4 million of letters of credit outstanding at January 27, 1996. The DIP Facility will terminate on the earlier of December 8, 1997 or the date of consummation of a plan of reorganization, subject to earlier termination. Cash borrowings and letters of credit issued under the agreement have been granted superpriority status by the Bankruptcy Court over all obligations except certain administrative expenses, as defined in the agreement. The DIP Facility agreement is more fully described in Note C to the Consolidated Financial Statements.

General

     The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and pay professional and administrative fees in connection with its reorganization.

     Net cash provided by operating activities for Fiscal 1995, Fiscal 1994 and Fiscal 1993 was $8.5 million, $4.5 million and $5.3 million, respectively. The Company's cash provided by operating activities of $8.5 million in Fiscal 1995 resulted primarily from prepetition liabilities converted to liabilities subject to compromise (as a result of the Company's chapter 11 filing), the add back of non-cash charges representing non-cash reorganization costs and depreciation, offset by operating losses incurred during Fiscal 1995. Merchandise inventories decreased to $8.6 million at Fiscal 1995 year end, compared to $24.8 million at the end of Fiscal 1994. The decrease was primarily due to a net reduction of 177 stores by the end of Fiscal 1995, aggressive markdowns taken in the fourth quarter of Fiscal 1995, and a delay in receiving merchandise due to the initial uncertainty in the vendor and factor community caused by the chapter 11 filing until the DIP financing was approved.

     The Company has an indirect relationship with the factoring community, which assists vendors of merchandise inventories in securing up front payment (as opposed to payment terms from the Company directly) for goods shipped to the Company. Subsequent to the approval of the DIP Facility, factors have been willing to extend credit for goods shipped to the Company. To the extent that cash provided from operating activities is inadequate to meet the Company's liquidity requirements, the factors require greater credit support and/or manufacturers are less willing to deliver merchandise pursuant to payment terms, short or long-term liquidity will be adversely impacted.

     Income taxes receivable increased to $9.3 million in Fiscal 1995 from $5.4 million in Fiscal 1994. The Company's Fiscal 1995 loss will be carried back and will generate a refund from previous taxes paid. This carryback fully exhausts all taxes paid in prior years which are available for refund. The Company has recorded a valuation allowance to fully offset the potential tax benefit of the remaining net operating loss carryforward of $9.4 million. The components of income taxes are more fully described in Note G to the Consolidated Financial Statements.

     Net property, plant and equipment decreased to $27.9 million at the end of Fiscal 1995, compared with $50.0 million at the end of Fiscal 1994. The decrease primarily resulted from disposals of leasehold improvements and furniture, fixtures and equipment associated with the closing of 183 store locations during Fiscal 1995. Other assets decreased $1.2 million from the end of Fiscal 1994 to the end of Fiscal 1995 due to a decrease of $1.0 million resulting from the termination of the corporate-owned life insurance program and a decrease of $0.2 million in various other components.

     Accounts payable decreased to $11.1 million in Fiscal 1995 from $19.2 million in Fiscal 1994. The decrease was primarily attributable to a reduction in merchandise inventories, as explained above. Accrued sales tax decreased to $2.0 million in Fiscal 1995 from $2.9 million in Fiscal 1994 due to a decrease in Fiscal 1995 January sales over the same period for Fiscal 1994 and payment timing differences. Other accrued liabilities decreased to $8.4 million in Fiscal 1995 from $20.2 million in Fiscal 1994. The decrease resulted primarily from prepetition liabilities being converted to liabilities subject to compromise as a result of the Company's chapter 11 filing.

     Capital expenditures in Fiscal 1995 amounted to $0.9 million, primarily for the opening of six new stores and various store and corporate maintenance expenditures. During Fiscal 1996, the Company has earmarked $2.0 million for capital expenditures. Although the Company plans no new store openings during Fiscal 1996, capital expenditures for store maintenance, system enhancements and various other corporate expenditures are anticipated.

     The DIP Facility, cash on hand, revenues generated from operations, credit terms extended by the vendor and factor community, anticipated tax refunds and anticipated expense reduction measures will be the principal sources of liquidity. See Note K to the Consolidated Financial Statements for a description of litigation involving the Tax Refund. Although the Company believes that these sources will be sufficient to meet the Company's operating and capital requirements, the Company is unable to predict the extent to which the negative retail apparel environment will continue at its current or at an accelerated rate and the extent to which the public will accept the Company's merchandise during the bankruptcy period. To the extent that results of operations continue to decline, short and long term liquidity will be adversely affected, particularly if the availability of funds under the DIP Facility are significantly decreased or are no longer made available.

- --------------------------------------------------------------------------------

IMPACTS OF INFLATION

     The Company's financial condition and results of operations are presented on a historical cost basis. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on the financial condition and results of operations have been relatively minor.

- --------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     Included in the Chairman's Letter Item 1. Business and Management's Discussion and Analysis of Financial Condition and Results of Operations are certain forward-looking statements reflecting management's current expectations. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurance that the Company's financial goals will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the competition in the retail industry and in the women's specialty market segment, the general economic factors affecting consumer spending particularly in the geographic markets in which the Company competes, customer acceptance of the merchandise offered by the Company, pricing and other competitive factors. The Company cannot predict how these factors will be additionally impacted by the Company's chapter 11 filing. In addition, there are uncertainties inherent in the process of reconciling claims, rejecting and assuming executory contracts and unexpired leases, formulating and confirming a plan of reorganization and other events in the context of the Company's chapter 11 filing.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS

                                                                          January 27, 1996   January 28, 1995
- -------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $  34,477,823      $  40,829,741
Marketable securities                                                          3,191,737          7,682,273
Merchandise inventories                                                        8,551,207         24,812,265
Income taxes receivable                                                        9,336,008          5,350,284
Prepaid expenses and other current assets                                      2,707,926          2,650,227
Deferred income taxes                                                            471,000          5,560,677
- -----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                          58,735,701         86,885,467
Investments                                                                    1,174,497          1,880,238
Property, plant and equipment - on the basis of cost
         Land and building                                                     1,925,907          1,925,907
         Furniture, fixtures, and equipment                                   20,635,176         26,235,945
         Leasehold improvements                                               32,720,548         47,510,069
- -----------------------------------------------------------------------------------------------------------
                                                                              55,281,631         75,671,921
         Less: accumulated depreciation and amortization                     (27,384,443)       (25,686,104)
- -----------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                             27,897,188         49,985,817
Other assets                                                                     472,766          1,650,606
- -----------------------------------------------------------------------------------------------------------
                                                                           $  88,280,152      $ 140,402,128
- -----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                           $  11,074,076      $  19,161,810
Accrued sales taxes                                                            1,982,300          2,918,754
Accrued payroll and related taxes                                              4,629,524          4,030,168
Other accrued liabilities                                                      8,378,305         20,177,354
- -----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                     26,064,205         46,288,086
LONG-TERM LIABILITIES
Long-term debt                                                                         -         37,234,019
Deferred income taxes                                                            471,000          5,966,332
- -----------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                                      471,000         43,200,351
LIABILITIES SUBJECT TO COMPROMISE                                             53,433,703                  -
SHAREHOLDERS' EQUITY
Common stock, $.001 par value, authorized 50,00,000 shares,
         issued and outstanding 14,198,241 shares and 14,181,346
         shares at January 27, 1996 and January 28, 1995, respectively            14,763             14,746
Additional paid-in capital                                                    10,861,514         10,828,773
Retained earnings                                                              2,301,860         45,304,232
Less: Treasury stock, 565,000 shares at cost at January 27, 1996
         and January 28, 1995, respectively                                   (4,850,215)        (4,850,215)
Securities valuation allowance                                                   (16,678)          (383,845)
- -----------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                     8,311,244         50,913,691
COMMITMENTS AND CONTINGENCIES
- -----------------------------------------------------------------------------------------------------------
                                                                           $  88,280,152      $ 140,402,128
- -----------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year Ended
                                                     ------------------------------------------------------
                                                     January 27, 1996   January 28, 1995   January 29, 1994
                                                        (52 Weeks)         (52 Weeks)         (52 Weeks)
- -----------------------------------------------------------------------------------------------------------
REVENUES:
Net sales                                             $ 308,230,685      $ 340,800,733      $ 347,569,165
Interest and other income                                   578,767          1,479,136          1,912,688
- ---------------------------------------------------------------------------------------------------------
Total Revenues                                          308,809,452        342,279,869        349,481,853
- ---------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
Cost of sales, including buying and distribution
  and occupancy costs                                   236,872,079        245,543,337        237,766,331
Selling, general and administrative expenses            101,107,238        110,565,360         95,306,978
Loss on disposal of property, plant and equipment            -               3,377,637          1,739,597
Interest expense                                            769,162            856,348             70,803
Other expenses                                            1,102,697            411,011             90,420
- ---------------------------------------------------------------------------------------------------------
Total Costs and Expenses                                339,851,176        360,753,693        334,974,129
- ---------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE REORGANIZATION COSTS
  AND INCOME TAXES                                      (31,041,724)       (18,473,824)        14,507,724
Reorganization costs                                     21,966,648             -                  -
- ---------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                       (53,008,372)       (18,473,824)        14,507,724
Provision (benefit) for income taxes                    (10,006,000)        (7,233,000)         6,340,000
- ---------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                     $ (43,002,372)     $ (11,240,824)     $   8,167,724
- ---------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE                             $       (3.03)     $       (0.79)     $        0.56
Weighted average number of common and
  common equivalent shares outstanding
  during the year                                        14,190,482         14,160,647         14,660,232
- ---------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 Common Stock           Additional                                    Securities
                          --------------------------     Paid-In        Retained    Treasury Stock    Valuation
                          Number of Shares    Amount     Capital        Earnings       At Cost        Allowance           Total
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  JANUARY 30, 1993            14,121,187     $14,621   $10,160,366   $ 48,377,332    $ (4,342,699)  $          -      $ 54,209,620
Proceeds from exercise
  of stock options                96,262          96       312,158              -               -              -           312,254
Tax benefit of
  nonqualifying options                -           -       284,302              -               -              -           284,302
Treasury stock                   (65,000)          -             -              -        (507,516)             -          (507,516)
Net income for the year                -           -             -      8,167,724               -              -         8,167,724
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  JANUARY 29, 1994            14,152,449      14,717    10,756,826     56,545,056      (4,850,215)             -        62,466,384
Proceeds from exercise
  of stock options                28,897          29        46,676              -               -              -            46,705
Tax benefit of
  nonqualifying options                -           -        25,271              -               -              -            25,271
Change in securities
  valuation allowance                  -           -             -              -               -       (383,845)         (383,845)
Net loss for the year                  -           -             -    (11,240,824)              -              -       (11,240,824)
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  JANUARY 28, 1995            14,181,346      14,746    10,828,773     45,304,232      (4,850,215)      (383,845)       50,913,691
Proceeds from exercise
  of stock options                16,895          17        32,741              -               -              -            32,758
Change in securities
  valuation allowance                  -           -             -              -               -        367,167           367,167
Net loss for the year                  -           -             -    (43,002,372)              -              -       (43,002,372)
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
  JANUARY 27, 1996            14,198,241     $14,763   $10,861,514   $  2,301,860    $ (4,850,215)  $    (16,678)     $  8,311,244
==================================================================================================================================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Year Ended
                                                                             -----------------------------------------------------
                                                                             January 27, 1996   January 28, 1995  January 29, 1994
                                                                                 (52 Weeks)        (52 Weeks)        (52 Weeks)
- ----------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income (loss)                                                               $(43,002,372)     $(11,240,824)     $  8,167,724
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash reorganization costs                                                      18,346,070               -                 -
Depreciation and amortization                                                      9,968,462         6,715,799         6,634,313
Deferred income taxes                                                               (653,138)          271,806        (1,232,000)
Loss on marketable securities and investments                                      1,110,697           411,011               -
Loss on disposal of property, plant and equipment                                        -           3,377,637         1,739,597
Changes in operating assets and liabilities:
     (Increase) decrease in merchandise inventories                               16,261,058         7,047,320        (8,620,108)
     Increase in income taxes receivable                                          (3,985,724)       (5,325,013)              -
     (Increase) decrease in prepaid expenses and other assets                        860,846           805,985        (1,466,244)
     Increase (decrease) in accounts payable                                      12,683,506         3,023,369        (4,389,457)
     Increase (decrease) in accrued payroll and related taxes                        599,356        (1,679,166)          274,701
     Increase (decrease) in accrued sales tax and other accrued liabilities       (3,645,939)        4,407,046         3,770,781
     Increase (decrease) in income taxes payable                                         -          (3,353,593)          465,921
- --------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          8,542,822         4,461,377         5,345,228
- --------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Investment in marketable securities                                                  (18,370)       (3,396,023)      (12,891,651)
Proceeds from sales of marketable securities                                       4,718,600        15,298,719        11,582,674
Purchases of long-term investments                                                       -                 -          (1,880,238)
Purchases of property, plant, and equipment                                         (914,128)      (13,843,751)      (17,792,508)
Proceeds from sale of property, plant and equipment                                  112,000         1,109,039               -
- --------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                3,898,102          (832,016)      (20,981,723)
- --------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving credit facilities                    (19,545,738)       35,153,000               -
Proceeds from other long-term borrowings                                           1,400,000               -           1,890,000
Principal payments under long-term debt                                             (679,862)         (705,013)         (280,716)
Proceeds from the exercise of stock options                                           32,758            46,705           312,254
Purchase of common stock for treasury                                                    -                 -            (507,516)
- --------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (18,792,842)       34,494,692         1,414,022
- --------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (6,351,918)       38,124,053       (14,222,473)
Cash and cash equivalents at beginning of year                                    40,829,741         2,705,688        16,928,161
- --------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENT AT END OF YEAR                                         $ 34,477,823      $ 40,829,741      $  2,705,688
- --------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- --------------------------------------------------------------------------------------------------------------------------------
Income taxes paid                                                               $     16,325      $  1,186,218      $  5,816,553
- --------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                   $    761,116      $    727,351      $     70,803
- --------------------------------------------------------------------------------------------------------------------------------
Income tax refunds received                                                     $  5,372,198      $        -        $    160,263
- --------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Equipment acquired under capital leases                                         $        -        $        -        $  1,909,725
- --------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 27, 1996, January 28, 1995 and January 29, 1994
- --------------------------------------------------------------------------------

NOTE A
REORGANIZATION AND BASIS OF REPORTING

On December 8, 1995, (the "Petition Date"), The Clothestime, Inc. ("Clothestime") and five of its subsidiaries (MRJ Industries, Inc. ("MRJ"), Clothestime Stores, Inc. ("Stores"), Clothestime Investment, Inc., Clothestime Acquisition Corporation and Clothestime International, Inc.) (collectively, the "Debtors") commenced reorganization cases (the "Bankruptcy Cases") by filing voluntary petitions for relief under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the "Bankruptcy Court"). For purposes of this Report, unless otherwise referenced, the defined term "Company" shall apply to Clothestime and its consolidated group of subsidiaries, except that references to the Company in connection with any disclosure relating to the Debtors' chapter 11 cases refer solely to the Debtors and exclude Clothestime Insurance Company (Clothestime's captive insurance company subsidiary).

The Debtors decided to seek bankruptcy protection after an extensive review of the current retail environment and the Debtors' operations. Management of each of the respective companies determined that filing the chapter 11 petitions would allow the Debtors the needed time and flexibility to restructure their respective operations.

Since the Petition Date, the Debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage each of their respective businesses and enter into all transactions (including obtaining services, supplies and inventories) that each could have entered into in the ordinary course of business had there been no bankruptcy filings. As debtors in possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

Liabilities subject to compromise in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of January 27, 1996, subject to adjustment in the reorganization process. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts, including leases (see Note J), or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. As a general matter, the treatment of these liabilities will be determined as a part of the formulation and confirmation of a plan of reorganization. See Note D.

The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, compliance with the debtor-in possession financing agreement (see Note C), and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations.

- --------------------------------------------------------------------------------

NOTE B
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: The principal business of the Company is the retail sale of junior size women's clothing. As of January 27, 1996, the Company operated stores in 20 states and Puerto Rico, with a large concentration of stores in California, Florida and Texas.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Clothestime, Inc. and its consolidated group of subsidiaries, MRJ, Stores, Clothestime Insurance Company, Clothestime International, Inc., Clothestime Investment, Inc., and Clothestime Acquisition Corporation. MRJ serves as a purchasing and distribution company, as well as a management company, providing administrative services to the other subsidiaries in the consolidated group. Stores was incorporated to own and operate all of the existing and future retail operations. Clothestime Insurance Company was established as a captive insurance company. Clothestime International, Inc. was established to facilitate anticipated international expansion. Clothestime Investment, Inc. was established to manage investments, and Clothestime Acquisition Corporation was established to provide uniform financing for the Company's subsidiaries and to acquire other business ventures in the future. All material intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Approximately $3.1 million is held in segregated accounts pursuant to a stipulation with a prepetition lender.

MARKETABLE SECURITIES: Investments in securities which do not meet the definition of cash equivalents are classified as marketable securities. Marketable securities consist of U.S. and state government agency issues. Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), was adopted by the Company at the beginning of Fiscal 1994. SFAS 115 requires that investments be classified as "held to maturity," "available for sale" or "trading securities". The statement defines investments in securities as "held to maturity" based upon a positive intent and ability to hold those securities. Securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and would be reported at fair value, with unrealized gains and losses included in operations. Debt and equity securities not classified as "held to maturity" or "trading securities" are classified as "available for sale" and would be recorded at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of equity. At January 27, 1996, the Company classified all of its investments in securities which did not meet the definition of cash equivalents as marketable securities available-for-sale. Management has determined that the effect of the change in accounting for investments as of January 30, 1994, and the effect upon the financial position as of January 28, 1995, was immaterial.

MERCHANDISE INVENTORIES: Merchandise inventories are accounted for by the retail inventory method and are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT: Depreciation of property, plant and equipment (excluding land) is provided for by the straight-line method over the estimated useful lives of the related assets. Assets held under capital leases and leasehold improvements, including certain lease acquisition costs, are amortized by the straight-line method, over the lesser of related lease terms or the estimated useful lives of such assets.

ADVERTISING COSTS: Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of approximately $15.0 million, $17.1 million and $13.3 million for Fiscal 1995, Fiscal 1994 and Fiscal 1993, respectively.

INCOME TAXES: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This Statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

REVENUE RECOGNITION: Revenue is recognized at the point of sale.

EARNINGS (LOSS) PER SHARE: The computation of earnings (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and warrants. Primary earnings per share approximates fully-diluted earnings per share.

FISCAL YEAR: The fiscal year of the Company ends on the Saturday closest to January 31. Fiscal 1995, Fiscal 1994 and Fiscal 1993, refer to the years ended January 27, 1996, January 28, 1995 and January 29, 1994, respectively.

REORGANIZATION COSTS: Professional fees, the write-off of assets and other costs and expenditures directly related to the chapter 11 filing are classified as reorganization costs.

FAIR VALUE OF FINANCIAL INSTRUMENTS: In Fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of cash and cash equivalents, income taxes receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these financial instruments. As a result of the Company's chapter 11 filing, a limited market has developed for the trading of financial instruments included in liabilities subject to compromise. Since the market for claims against the companies under chapter 11 is not well developed, no reliable source of market price is available.

CURRENT ACCOUNTING PRONOUNCEMENTS: In November 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" was issued. This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method has been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors. The recognition provisions of SFAS 123 for companies choosing to adopt the new fair value based method of accounting for stock-based compensation arrangements may be adopted immediately and will apply to all transactions entered into in fiscal years that begin after December 15, 1995. The disclosure provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995; however, disclosure of the pro forma net income and earnings per share, as if the fair value method of accounting for stock-based compensation had been elected, is required for all awards granted in fiscal years beginning after December 31, 1994. The Company intends to account for stock-based compensation under APB Opinion 25 and, as a result, SFAS 123 will not have a material impact on the Company's operations.

USE OF ESTIMATES: Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

RECLASSIFICATIONS: Certain amounts for the prior years have been reclassified to conform to the Fiscal 1995 presentation.

- --------------------------------------------------------------------------------

NOTE C
DEBTOR IN POSSESSION FINANCING

On December 28, 1995, the Company, through Stores, entered into, and subsequently the Bankruptcy Court approved, a financing agreement with The CIT Group/Business Credit, Inc. (the "DIP Lender ") for debtor in possession financing (the "DIP Facility"). The agreement provides for revolving loans to be made up to the lesser of (a) $40 million or (b) the lesser of (i) sixty percent (60%) of eligible inventory valued on a cost basis and (ii) thirty-six and one half percent (36.5%) of eligible inventory valued on a retail basis, subject to adjustment. Up to $25 million of the revolving line of credit may be in the form of letters of credit determined as provided under the agreement.

Cash borrowings bear interest at a reference rate plus one half of one percent (0.5%) per annum or, at the request of Stores, the London Interbank Rate plus two and one half percent (2.5%). The agreement calls for a loan facility fee of $250,000, a semi-annual inventory management fee of $30,000, an unused line fee of 3/8% per annum and a letter of credit fee of 1% per annum. As of January 27, 1996, the Company had not used the direct borrowing capacity on the line and had outstanding letters of credit in the amount of $2.4 million.

The agreement contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization, the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. In addition, the DIP Lender required a negative pledge on Stores' merchandise inventory and proceeds. To the extent currently required, the Company is in compliance with the restrictive covenants. The term of the DIP Facility is the earlier of December 8, 1997 or the effective date of the Debtors' confirmed plan of reorganization, subject to earlier termination.

Cash borrowings and letters of credit issued under the agreement have been granted super priority status by the Bankruptcy Court over all obligations except certain administrative expenses, as defined in the agreement.

- --------------------------------------------------------------------------------

NOTE D
LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date. These liabilities were transferred from their respective prepetition balance sheet accounts to liabilities subject to compromise and have been treated as noncash items in the accompanying Fiscal 1995 consolidated statement of cash flows. Certain prepetition liabilities have been approved by the Bankruptcy Court for payment. At January 27, 1996, such amounts to the extent not paid, were included in accrued expenses and other payables. Liabilities subject to compromise as of January 27, 1996 are summarized as follows:

Revolving credit facility debt               $15,607,262
Secured note payable to Wells Fargo Bank       1,358,000
Secured notes payable to Union Bank            1,174,497
Capital lease obligation                       1,001,637
Accounts payable, trade                       20,771,240
Estimated lease rejection claims               8,871,043
Other payables and accrued expenses            4,650,024
                                             -----------
                                             $53,433,703
                                             ===========

Prior to the Petition Date, the revolving credit facility debt bore interest at the bank's prime rate plus 1% and was due February 1, 1997. The banks assert a security interest in substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. The amount of revolving credit facility debt will be higher, and accounts payable, trade will be lower, by amounts paid under the credit facility pursuant to letters of credit. The note payable to Wells Fargo Bank is secured by an office/warehouse building and underlying real property that the Company uses to house a portion of its administrative offices and warehousing facilities. The note bears interest based on LIBOR plus 1.5% and was due March 1, 2005. The two notes payable to Union Bank, which are secured by limited partnership interests in low-income housing projects, bear interest at 6.1% and 6.2% and were due in September 1998 and January 1999. The capital lease obligation is secured by certain equipment acquired in connection with the capital lease agreement. The obligation matured through May 31, 1998, with the interest portion of the lease payments at a yield of 30 day commercial paper rate plus 235 basis points. The interest rates described above do not consider interest rates which may be applicable in the event of default.

A plan of reorganization ultimately approved by the Company's impaired prepetition creditors and shareholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of these prepetition liabilities.

The Company anticipates that it will negotiate with creditors to reconcile claims filed with the Bankruptcy Court to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation. As a result, no provision has been recorded for these possible claims. The Company will recognize the additional liability, if any, as the amounts become subject to reasonable estimation.

Additional bankruptcy claims and prepetition liabilities may arise from the rejection of executory contracts and unexpired leases, resolution of contingent and unliquidated claims and the settlement of disputed claims. Consequently, the amounts included in the consolidated balance sheets as liabilities subject to compromise may be subject to further adjustment.

In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company is not required to record interest during chapter 11 proceedings on unsecured or undersecured prepetition debt. Interest expense on certain secured debt will continue to be accrued but is subject to settlement. No determination has been made regarding the value of the property interests which secure certain debt and, consequently, whether interest thereon will be paid. The Company has continued accruing interest on its secured prepetition debt obligations, except for the $15,607,262 revolving credit facility debt, which the Company believes is undersecured. However, the Bankruptcy Court could determine that postpetition interest should be paid on this obligation. Contractual interest (computed without regard to default rates of interest) exceeds interest expense recorded in the accompanying
Fiscal 1995 consolidated statement of operations by approximately $235,000.

NOTE E
REORGANIZATION COSTS

Reorganization costs recorded in Fiscal 1995 consisted of:

Write-off of leasehold improvements
  and fixtures associated with store closures             $ 9,612,448
Estimated store lease rejection claims                      8,464,480
Other related store closure costs                           1,852,423
Professional fees                                           1,744,680
Write-off of unamortized deferred financing costs
  associated with prepetition debt                            259,295
Other                                                          33,322
                                                          -----------
                                                          $21,966,648
                                                          ===========

- --------------------------------------------------------------------------------

NOTE F
CAPITAL STOCK AND STOCK OPTIONS


The Company grants stock options under its various stock option plans to key employees, officers and directors of the Company. With respect to incentive options, the option price may not be less than the fair market value of the stock at the date of grant and with respect to nonstatutory options, the option price may not be less than 85% of the fair market value of the stock at the date of grant. Transactions under the various plans are summarized as follows:

                                                                   Year Ended
                                            --------------------------------------------------------
                                            January 27, 1996    January 28, 1995    January 29, 1994
- ----------------------------------------------------------------------------------------------------
Options outstanding, beginning of year          2,708,665           2,528,432            1,621,941
- --------------------------------------------------------------------------------------------------
Options granted                                   622,500             444,200            1,205,450
(per share amounts):
1995, $2.75 to $3.19
1994, $3.63 to $7.63
1993, $8.25 to $12.50
- --------------------------------------------------------------------------------------------------

Options exercised                                 (16,895)            (28,897)             (96,262)
(per share amounts):
1995, $1.50 to $2.13
1994, $1.50 to $4.25
1993, $1.50 to $8.88
- --------------------------------------------------------------------------------------------------

Options canceled                                 (498,482)           (235,070)            (202,697)
(per share amounts):
1995, $1.50 to $12.50
1994, $1.50 to $12.75
1993, $1.50 to $12.75
- --------------------------------------------------------------------------------------------------
Options outstanding, end of year                2,815,788           2,708,665            2,528,432
- --------------------------------------------------------------------------------------------------

At January 27, 1996, options to purchase 1,867,363 shares of the Company's common stock were exercisable on various dates through December 9, 2004, at prices ranging from $1.50 to $12.75 per share. In addition, at January 27, 1996, there were options to purchase 1,075,542 shares of the Company's stock available for grant under the Company's stock option plans.

NOTE G
INCOME TAXES

The components of the provision (benefit) for income taxes are summarized as follows:

                                                 Year Ended
                           ------------------------------------------------------
                           January 27, 1996   January 28, 1995   January 29, 1994
- ---------------------------------------------------------------------------------
CURRENT:
Federal                      $ (9,194,000)      $ (5,925,000)      $  5,840,000
State                             421,000           (203,000)         1,732,000
- -------------------------------------------------------------------------------
    Total Current              (8,773,000)        (6,128,000)         7,572,000
- -------------------------------------------------------------------------------
DEFERRED:
Federal                          (898,000)          (727,000)          (390,000)
State                            (335,000)          (378,000)          (842,000)
- -------------------------------------------------------------------------------
    Total Deferred             (1,233,000)        (1,105,000)        (1,232,000)
- -------------------------------------------------------------------------------
Total                        $(10,006,000)      $ (7,233,000)      $  6,340,000
- -------------------------------------------------------------------------------

The actual provision (benefit) for income taxes differs from statutory tax for all years (computed by applying the Federal tax rate of 35% in Fiscal 1995, Fiscal 1994 and Fiscal 1993 to income (loss) before income taxes) as follows:

                                                              Year Ended
                                       -------------------------------------------------------
                                       January 27, 1996    January 28, 1995   January 29, 1994
- ----------------------------------------------------------------------------------------------
Taxes (benefit) computed at Federal
  statutory rates                        $(18,553,000)       $ (6,466,000)      $  5,078,000
Nontaxable revenue                            (77,000)           (281,000)          (552,000)
Targeted jobs and other tax credits               -              (115,000)           (88,000)
State income taxes                             86,000            (581,000)           865,000
Change in valuation allowance               9,085,000                 -            1,051,000
Other, net                                   (547,000)            210,000            (14,000)
- --------------------------------------------------------------------------------------------
                                         $(10,006,000)       $ (7,233,000)      $  6,340,000
- --------------------------------------------------------------------------------------------

The tax effected cumulative temporary differences which give rise to deferred tax assets and liabilities under SFAS 109 are as follows:

                                              January 27, 1996    January 28, 1995    January 29, 1994
- ------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Deferred compensation and employee
    benefits                                    $  1,365,000        $    921,000        $    708,000
  State and local taxes                                  -                   -               600,000
  Accrued liabilities                              3,572,000           1,725,000           4,682,000
  Inventories                                        931,000             942,000             249,000
  Net operating loss carryforward                  2,304,000                 -                   -
  Alternative minimum credits                      1,700,000                 -                   -
  Charitable contributions and other tax
    deductible carryforwards                       1,702,000                 -                   -
  Depreciation and amortization including
    lease acquisition costs                          740,000                 -                   -
  Other                                              738,000             422,000             243,000
- ----------------------------------------------------------------------------------------------------
                                                  13,052,000           4,010,000           6,482,000
    Less:  Valuation allowance                   (12,312,000)         (3,227,000)         (3,227,000)
- ----------------------------------------------------------------------------------------------------
Total deferred tax assets                            740,000             783,000           3,255,000
- ----------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation and amortization including
    lease acquisition costs                          512,000             987,000           3,304,000
  Prepaid expenses                                   228,000             202,000             332,000
- ----------------------------------------------------------------------------------------------------
Total deferred tax liabilities                       740,000           1,189,000           3,636,000
- ----------------------------------------------------------------------------------------------------
Net deferred tax liability                       $       -          $    406,000        $    381,000
- ----------------------------------------------------------------------------------------------------

The valuation allowance against deferred tax assets was increased by $9,085,000 in Fiscal 1995 and $1,051,000 in Fiscal 1993. The Company's Fiscal 1995 loss will be carried back and will generate a refund from previous taxes paid of $9.3 million. This carryback fully exhausts all taxes paid in prior years which are available for refund. The Company has recorded a valuation allowance to fully offset the remaining Federal net operating loss carryforward of $9.4 million.

The Company has received notice from the Internal Revenue Service that it intends to audit the Company's Federal income tax returns for certain prior years. In the opinion of management, this examination will not have a material adverse effect on the Company's consolidated financial position or results of operations.

- --------------------------------------------------------------------------------

NOTE H
MARKETABLE SECURITIES

The carrying values (cost) and estimated market values of investment securities available-for-sale are summarized as follows:

                              U.S. State and Local Government Agency Issues
                           -----------------------------------------------------
                                                           Gross        Gross
                                                         Unrealized   Unrealized
                                             Fair          Holding      Holding
                              Cost           Value         Losses        Gains
                           -----------------------------------------------------
As of January 27, 1996     $3,208,415     $3,191,737     $   16,678   $      -
- ------------------------------------------------------------------------------
As of January 28, 1995     $8,313,601     $7,682,273     $  631,328   $      -
- ------------------------------------------------------------------------------

Maturities of investment securities available-for-sale are summarized as follows:

                                                            Year Ended
                                                            ----------
                                                January 27, 1996   January 28, 1995
- -----------------------------------------------------------------------------------
Within 1 year                                      $      -           $3,791,838
After 1 year through 5 years                        1,003,835          1,413,484
After 5 years through 10 years                      2,204,580          3,108,279
After 10 years                                            -                  -
- --------------------------------------------------------------------------------
                                                   $3,208,415         $8,313,601
- --------------------------------------------------------------------------------

                                                                           Year Ended
                                                              ------------------------------------
                                                              January 27, 1996    January 28, 1995
- --------------------------------------------------------------------------------------------------
Proceeds from sales of investment securities
  available-for-sale                                             $ 4,718,600         $15,298,719
Gross realized gains on sales of investment securities
  available-for-sale                                             $     5,490         $   102,920
Gross realized losses on sales of investment securities
  available-for-sale                                             $   410,446         $   513,931
Net unrealized holding loss on available-for-sale securities
  included as a component of stockholders' equity                $    16,678         $   383,845

All realized gains and losses are computed on the specific identification basis.

Investment securities available-for-sale include securities having a fair value of $2,196,000 held as collateral under the prepetition revolving credit facility debt (see Note D).

- --------------------------------------------------------------------------------

NOTE I
EMPLOYEE SAVINGS PLAN

In February 1992, the Board of Directors approved "The Clothestime, Inc. Savings and Investment Plan", a 401(k) Savings Plan (the "401(k) Plan"). Under the provisions of the 401(k) Plan, beginning on April 1, 1992, all full-time employees who have completed one year of service and attained the age of 21 years may defer up to 15% of their compensation per year. Further, the Company may, upon approval of the Board, make a discretionary matching and/or profit sharing contribution to the plan. For Fiscal 1995, Fiscal 1994 and Fiscal 1993, the Board approved a 2% matching contribution. In Fiscal 1995, Fiscal 1994 and Fiscal 1993, the Company expensed $296,256, $273,324 and $208,998, respectively, for Company matching contributions.

Prior to Fiscal 1995, the Company had a nonqualified deferred compensation plan (the "Deferred Compensation Plan") and a supplemental executive retirement plan (the "Supplemental Plan") for key employees and officers. Pursuant to the Deferred Compensation Plan, eligible employees were entitled to defer up to 90% of their compensation. Pursuant to the Supplemental Plan, the Company was required to make a 5% basic contribution for each employee who elected to defer at least 5% of his compensation under the Deferred Compensation Plan, had the discretion to match an employee's deferrals up to 10% of compensation and could elect to make an additional 10% contribution regardless of the employee's deferral amount. For Fiscal 1993, the Board approved Company contributions of 15% of the participants' compensation for one officer and 25% for four other officers. During Fiscal 1994, the Company elected to terminate the Deferred Compensation Plan and the Supplemental Plan and distribute the accrued benefits thereunder to the respective participants. In light of such termination, no amounts were deferred under the Deferred Compensation Plan and no Company contributions were made under the Supplemental Plan during Fiscal 1995 and Fiscal 1994.

- --------------------------------------------------------------------------------
NOTE J
LEASES

The Company occupies its retail stores, main warehouse and administrative facilities under non-cancelable operating leases. With the exception of the lease with the Partnership (discussed below) relating to the Company's main warehouse, distribution and administrative facilities, all of the Company's leases are with non-affiliated third parties. With respect to retail store facilities, the lease terms, including renewal options, range from one to twenty years and expire at various dates through 2007. Some leases contain renewal options for periods ranging from one to ten years under substantially the same terms and conditions as the original leases. Most of the leases require the Company to pay the greater of a specified minimum rental or a contingent rental based on a percentage of gross sales. Many leases include cancellation clauses exercisable by the Company upon the occurrence of certain events (e.g., change in anchor tenant or failure to reach certain minimum sales levels).

During fiscal 1992, the Company leased a building from a non-affiliated third party in close proximity to its main warehouse and administrative facilities in order to accommodate the need for expansion of warehousing and administrative facilities. The lease term commenced on June 1, 1992 and was due to expire on December 31, 1994. In December 1994, the Company purchased the property for $50,000 and paid off the underlying encumbrances of the first trust deed (a second trust deed was paid off in Fiscal 1992) for a total of approximately $1.9 million. This office and warehouse building is security for a $1.4 million loan agreement between Stores and Wells Fargo Bank and a $40 million credit facility among Stores, Wells Fargo Bank and Union Bank (see Note D). The loan agreement and credit facility are both also guaranteed by Clothestime and certain other of its subsidiaries. The building consists of approximately 25,700 square feet of two-story office space and approximately 24,600 square feet of warehouse space.

During fiscal 1986, the Company leased a 22,389 square foot building from a non-affiliated third party near its main warehouse and administrative facilities, primarily to provide additional warehouse and storage space. Such facility was used by the Company throughout the fiscal year ending January 27, 1996, however the lease of the facility was rejected effective February 15, 1996.

In fiscal 1983, the Company leased a corporate warehouse and administrative facility located on a five-acre tract in Anaheim, California, from a partnership (the "Partnership") comprised of: John Ortega II (a director, principal shareholder and an executive officer), Raymond A. DeAngelo and Michael P. DeAngelo (former directors and executive officers of the Company); and August DeAngelo (a former director of the Company). The office and distribution center consist of approximately 27,000 square feet of two-story office space and approximately 82,400 square feet of warehouse space. In fiscal 1988, the Company entered into a new lease (the "Lease") with the Partnership respecting three parcels of real property which include the five-acre tract on which the Company's main corporate warehouse and administrative facility is located and two unimproved parcels (one of which is adjacent to the aforementioned five-acre parcel). The Lease expires in November 1998. Rent for the first year was 52 cents per square foot per month (an initial annual rent of $682,956) plus insurance, taxes, maintenance and other incidental costs. In subsequent years, the monthly rental adjusts with the Consumer Price Index ("CPI"); however, the minimum monthly rent in no event is less than 104% or more than 108% of the minimum rent in effect immediately preceding the adjustment. The Company has the option to extend the term of the Lease for an additional five-year period. Rent during the five-year extension is to be adjusted to the then prevailing market rate, subject to annual CPI increases. Subject to the Company's right to reject leases as stated below, the Company is currently attempting to reduce its occupancy costs, including minimum monthly rent, under the Lease through negotiations with the Partnership.

Pursuant to the Lease, the Company paid the Partnership during Fiscal 1995, Fiscal 1994 and Fiscal 1993 rent of $886,471, $851,487 and $815,270, respectively. In Fiscal 1995, Fiscal 1994 and Fiscal 1993 property taxes were paid directly by the Company.

In the opinion of the Company, the terms of the above-described agreements with the Partnership are fair and reasonable and as favorable to the Company as those which could have been obtained from unrelated third parties at the time of their execution.

Subject to the approval of the Bankruptcy Court, the Company can reject executory contracts, including leases, under the relevant provisions of the Bankruptcy Code. Rejection of a lease gives the lessor the right to assert a prepetition claim against the Company as though the lease had been terminated immediately before the date of the chapter 11 filing. However, the amount of the claim may be limited by the Bankruptcy Code. Estimated allowed claims for rejected leases are included in reorganization costs. The analysis of lease commitments below has been adjusted to reflect the closing of 137 stores in connection with the chapter 11 filing (see Note A), but has not been adjusted to reflect possible future lease rejections.

Future minimum payments, by fiscal year and in the aggregate, under non-cancelable operating leases, including the lease of the main warehouse and administrative facility discussed above, with initial or remaining terms of one year or more consisted of the following at January 27, 1996:

                                                                         Portion
                                                                    Attributable
                                                                      to Related
                                                                     Party Lease
Fiscal Year                                       Total                  Expense
- --------------------------------------------------------------------------------
1996                                       $ 23,767,263              $   921,882
1997                                         20,737,096                  958,757
1998                                         18,218,550                  830,920
1999                                         16,185,770                      -
2000                                         13,086,196                      -
Thereafter                                   24,618,829                      -
- -------------------------------------------------------------------------------
                                           $116,613,704              $2,711,559

Rent expense for all non-cancelable operating leases consisted of the following:

                             Minimum Rentals              Contingent Rentals                  Grand Total
                     -----------------------------   ---------------------------    ------------------------------
                                           Portion                       Portion                           Portion
                                   Attributable to               Attributable to                   Attributable to
                                     Related Party                 Related Party                     Related Party
Fiscal Year Ended       Total        Lease Expense     Total       Lease Expense       Total         Lease Expense
- ------------------------------------------------------------------------------------------------------------------
January 27, 1996     $36,537,451          $886,471   $ 83,482           $      -    $36,620,933           $886,471
January 28, 1995     $36,766,065          $851,487   $153,604           $      -    $36,919,669           $851,487
January 29, 1994     $31,971,963          $815,270   $261,858           $      -    $32,233,821           $815,270

- --------------------------------------------------------------------------------

NOTE K
LEGAL PROCEEDINGS

On December 8, 1995, Clothestime and five of its subsidiaries (Stores, MRJ, Clothestime Acquisition Corporation, Clothestime Investment, Inc. and Clothestime International, Inc.) filed petitions in the United States Bankruptcy Court for the Central District of California, Santa Ana Division, Jointly Administered Case No. SA95-22533JW, seeking reorganization under chapter 11 of the Bankruptcy Code.

Since the Petition Date, the Debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage their respective businesses and enter into all transactions (including obtaining services, supplies and inventories) that each could have entered into in the ordinary course of their business had there been no bankruptcy. Although each Debtor is authorized to operate its business as a debtor in possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval when necessary.

As debtors in possession, the Debtors have the right, subject to the approval of the Bankruptcy Court, under the relevant provisions of the Bankruptcy Code, to assume or reject executory contracts and unexpired leases, including real property leases. Certain parties to such executory contracts and unexpired leases with the Company, including parties to such real property leases, may file motions with the Bankruptcy Court seeking to require the Company to assume or reject those contracts or leases. In this context, "assumption" requires that the Company cure, or provide adequate assurance that it will cure, all existing defaults under the contract or lease and provide adequate assurance of future performance under relevant provisions of the Bankruptcy Code; and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease. Rejection of an executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach, which claim shall be allowed or disallowed as if such claim had arisen before the date of the filing of the petition. By order of the Bankruptcy Court, effective February 5, 1996, the Company obtained an extension of time within which to assume or reject its non-residential real property leases through and including the confirmation date of its plan of reorganization, except for certain leases on non-residential real property and certain objecting landlords for which the time within which such leases must be assumed or rejected was extended to September 30, 1996. Since the Petition Date, the Company has rejected 142 retail store leases.

Prepetition claims that were contingent, unliquidated, or disputed as of the commencement of the Company's chapter 11 cases, including, without limitation, those that arise in connection with rejection of executory contracts or unexpired leases, may be allowed or disallowed depending on the nature of the claim. Such claims may be fixed by the Bankruptcy Court or otherwise settled or agreed upon by the parties. As a general matter, the treatment of claims pending in the Bankruptcy Court will be determined as part of the formulation and confirmation of a plan of reorganization. Described below are two adversary proceedings now pending in the Bankruptcy Court.

On January 24, 1996, Wells Fargo Bank, N.A., individually and as agent for itself and Union Bank (collectively, "Wells"), commenced an adversary proceeding in the Bankruptcy Court, Adversary Proceeding No. 96-1100, against the Debtors claiming that a tax refund, estimated to be approximately $9.3 million (the "Tax Refund"), which the Company anticipates receiving in respect of Fiscal 1995, is subject to Wells' prepetition lien on certain of the Company's assets. Wells also requested the entry of a Temporary Restraining Order ("TRO") directing the Company to segregate the proceeds of the Tax Refund (which are not expected to be received prior to May 1996) pending a trial and entry of a judgment in this adversary proceeding. The Company disputes Wells' claims. The parties to the adversary proceeding entered into a stipulation settling Wells' request for the TRO and setting a briefing and discovery schedule in the adversary proceeding. The trial is presently scheduled for June 3, 1996.

On January 5, 1996, the Company commenced an adversary proceeding in the Bankruptcy Court against Wells, Adversary Proceeding No. 96-01017. Wells asserts that it has a lien on certain credit card receivables and in a deposit account estimated to be in the aggregate amount of approximately $2.5 million. The Company instituted this proceeding to obtain a judicial determination and declaration that Wells does not hold a valid and perfected security interest in the credit card receivables or the deposit account or, alternatively, that the security interest, if any, held by Wells in such property can be avoided.

To the best of management's knowledge, there are no other material pending legal proceedings. The Company is, however, subject to other legal proceedings and claims which have arisen in the ordinary course of its business.

- --------------------------------------------------------------------------------

NOTE L
OTHER ACCRUED LIABILITIES

Other accrued liabilities are summarized as follows:

                                                 As of                  As of
                                            January 27, 1996       January 28, 1995
                                            ----------------       ----------------
Deferred rent                                 $ 1,771,680            $ 1,712,155
Other                                           6,606,625             18,465,199
                                              -----------            -----------
                                              $ 8,378,305            $20,177,354
                                              ===========            ===========

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
The Clothestime, Inc.:

We have audited the accompanying consolidated balance sheets of The Clothestime, Inc. and subsidiaries as of January 27, 1996 and January 28, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended January 27, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Clothestime, Inc. and subsidiaries as of January 27, 1996 and January 28, 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended January 27, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, The Clothestime, Inc. and certain of its subsidiaries (collectively, the "Debtors") commenced reorganization cases by filing voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") on December 8, 1995. The Debtors are currently operating their respective businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and continuation of The Clothestime, Inc. and its subsidiaries as a going concern is contingent upon, among other things, the ability to (1) formulate an acceptable plan of reorganization that will be confirmed by the Bankruptcy Court, (2) achieve satisfactory levels of profitable operations and (3) maintain compliance with the debtor-in-possession financing and generate adequate sources of other liquidity, as described in Note A to the consolidated financial statements. These contingencies and the uncertainties inherent in the bankruptcy process raise substantial doubt about the ability of The Clothestime, Inc. and its subsidiaries to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



KPMG PEAT MARWICK LLP



Orange County, California
April 4, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the captions "ELECTION OF DIRECTORS" and "TRANSACTIONS WITH MANAGEMENT AND OTHERS - Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting scheduled to be held on June 14, 1996 is incorporated herein by reference. The Proxy Statement will be filed with the Commission not later than 120 days after the close of Fiscal 1995. Information regarding the Company's executive officers is included in Part I of this Annual Report on Form 10-K under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT."


ITEM 11. EXECUTIVE COMPENSATION

         Except as specifically provided herein, the information set forth under the captions "COMPENSATION OF EXECUTIVE OFFICERS" and "INFORMATION ABOUT THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD - Compensation of Directors" in the Proxy Statement is incorporated herein by reference. The Report of the Compensation Committee on Executive Compensation and the Performance Graph set forth under the caption "COMPENSATION OF EXECUTIVE OFFICERS" shall not be deemed incorporated by reference in this Annual Report on Form 10-K and shall not otherwise be deemed "filed" as part of this Annual Report on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "TRANSACTIONS WITH MANAGEMENT AND OTHERS" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial documents, schedules and exhibits filed as part of this report:


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


         (1) FINANCIAL STATEMENTS. The following consolidated financial statements of the Company, together with the related notes to consolidated financial statements and the report of independent auditors, are included in Item 8 of this report. Page number references are to this report.


                                                                           PAGE
                                                                           ----
         Financial Statements and Notes thereto:


              Consolidated Balance Sheets - as of January 27, 1996
              and January 28, 1995.                                         24


              Consolidated Statements of Operations - Years Ended
              January 27, 1996, January 28, 1995 and January 29,
              1994.                                                         25


              Consolidated Statements of Shareholders' Equity -
              Years Ended January 27, 1996, January 28, 1995 and
              January 29, 1994.                                             26

              Consolidated Statements of Cash Flows - Years Ended
              January 27, 1996, January 28, 1995 and January 29,
              1994.                                                         27

              Notes to Consolidated Financial Statements                    28

              Report of Independent Auditors                                38


         (2) FINANCIAL STATEMENT SCHEDULES. Schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in the financial statements or in the notes thereto.

         (3) EXHIBITS. The Exhibits listed below (to the extent not incorporated by reference as an exhibit) are filed with this annual report on Form 10-K.

Exhibit No.
- -----------

         3.1 Certificate of Incorporation of The Clothestime, Inc., a Stock corporation, certified by the Delaware Secretary of State on April 30, 1991, previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 20, 1991, filed with the Commission on August 5, 1991 (File No. 0-12203) (the "June 20, 1991 Current Report"), which is incorporated herein by reference.

         3.2 Bylaws of The Clothestime, Inc., as currently in effect, previously filed as Exhibit 3.2 to the June 20, 1991 Current Report, which is incorporated herein by reference.

         4.1 Rights Agreement, dated as of March 27, 1992, by and between The Clothestime, Inc. and Harris Trust Company of California, previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 27, 1992 filed with the Commission on March 30, 1992 (File No. 0-12203), which is incorporated herein by reference.


  Material Contracts Relating to Management Compensation Plans or Arrangements.

         10.1 The Clothestime, Inc. 1983-84 Stock Option Plan, previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 2 to Registration Statement No. 2-90248 on Form S-8, filed with the Commission on October 24, 1991, which is incorporated herein by reference.

         10.2 The Clothestime, Inc. 1984-85 Stock Option Plan, previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 2-92111 on Form S-8, filed with the Commission on October 24, 1991, which is incorporated herein by reference.

         10.3 The Clothestime, Inc. 1985-86 Stock Option Plan, previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-3304 on Form S-8, filed with the Commission on October 24, 1991, which is incorporated herein by reference.

         10.4 The Clothestime, Inc. 1987-88 Stock Option Plan, as amended and restated, previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10- K for the fiscal year ended January 29, 1994 (File No. 0-12203) (the "1993 Annual Report"), which is incorporated herein by reference.

         10.5 The Clothestime, Inc. Founders' Stock Option Plan, as amended and restated, previously filed as Exhibit 10.5 to the 1993 Annual Report, which is incorporated herein by reference.

Exhibit No.
- -----------

         10.6 The Clothestime, Inc. Second Founders' Stock Option Plan, as amended and restated, previously filed as Exhibit 10.6 to the 1993 Annual Report, which is incorporated herein by reference.

         10.7 The Clothestime, Inc. 1991 Stock Option Plan, as amended and restated, previously filed as Exhibit 4.1 to the Company's Registration Statement No. 33-81432 on Form S-8, filed with the Commission on July 12, 1994, which is incorporated herein by reference.

         10.8 The Clothestime, Inc. Nonqualified Stock Option Plan for Non-Employee Directors, as amended, previously filed as Exhibit
                10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (File No. 0-12203) (the "1994 Annual Report"), which is incorporated herein by reference.

         10.9   The 1995 Management Incentive Bonus Program.

         10.10  The 1995 Incentive MBO Bonus Plan.

         10.11 The Clothestime, Inc. Associates Savings and Investment Plan, as amended and restated, previously filed as Exhibit 10.18 to the 1993 Annual Report, which is incorporated herein by reference.

         10.12  The Executive Medical Reimbursement Program, previously filed as
                Exhibit 10.16 to the 1991 Annual Report, which is incorporated herein by reference.

         10.13 Employment Agreement dated April 13, 1994 between the Company and Norman Abramson, previously filed as Exhibit 10.20 to the 1993 Annual Report, which is incorporated herein by reference.

         10.14 Severance Agreement dated October 10, 1994 between the Company and David A. Sejpal, previously filed as Exhibit 10.16 to the 1994 Annual Report, which is incorporated herein by reference.

         10.15 Settlement and Release Agreement dated January 6, 1995, as amended, between the Company and Raymond A. DeAngelo, previously filed as Exhibit 10.17 to the 1994 Annual Report, which is incorporated herein by reference.

         10.16 Consulting Agreement dated January 6, 1995 between the Company and Raymond A. DeAngelo, previously filed as Exhibit 10.18 to the 1994 Annual Report, which is incorporated herein by reference.

         10.17 Letter Agreement of Employment dated February 24, 1995 between the Company and Lynne Sperling, previously filed as Exhibit
                10.19 to the 1994 Annual Report, which is incorporated herein by reference.

Exhibit No.
- -----------

         10.18 Letter Agreement of Employment dated February 27, 1995 between the Company and Lynne Sperling, previously filed as Exhibit
                10.20 to the 1994 Annual Report, which is incorporated herein by reference.


         Other  Material Contracts

         10.19 Standard Industrial Lease-Net dated March 25, 1988, between the Company and DeAngelo-Ortega Partnership No. 8 (included as part of this lease are the following related documents: Addendum to Lease dated March 25, 1988, between the Company and DeAngelo-Ortega Partnership No. 8; and Lease Modification and Option Agreement dated March 25, 1988, between the Company and DeAngelo-Ortega Partnership No. 8), previously filed as Exhibit
                10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1988, filed with the Commission on April 28, 1988 (File No. 0-12203) (the "1987 Annual Report"), which is incorporated herein by reference (5325 East Hunter Avenue, Anaheim, California).

         10.20 First Amendment to Lease Modification and Option Agreement, dated September 20, 1989, between the Company and DeAngelo-Ortega Partnership No. 8, previously filed as Exhibit
                10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1990, filed with the Commission on April 27, 1990 (File No. 0-12203) (the "1989 Annual Report"), which is incorporated herein by reference.

         10.21 Second Amendment to Lease Modification and Option Agreement, dated June 28, 1990, between the Company and DeAngelo-Ortega Partnership No. 8, previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 1991 (File No. 0-12203), which is incorporated herein by reference.

         10.22 Indemnification Agreement dated June 20, 1991 between the Company and Norman Abramson, previously filed as Exhibit 10.23 to the 1991 Annual Report, which is incorporated herein by reference.

         10.23 Indemnification Agreement dated June 24, 1988 between the Company and Eric J. Boden, previously filed as Exhibit No. 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1989, filed with the Commission on April 26, 1989 (File No. 0-12203) (the "1988 Annual Report"), which is incorporated herein by reference.

         10.24 Indemnification Agreement dated June 20, 1991 between the Company and Harvey A. Bookstein, previously filed as Exhibit
                10.25 to the 1991 Annual Report, which is incorporated herein by reference.

Exhibit No.
- -----------

         10.25 Indemnification Agreement dated June 24, 1988 between the Company and P. Bruce Cumming, previously filed as Exhibit No.
                10.20 to the 1988 Annual Report, which is incorporated herein by reference.

         10.26 Indemnification Agreement dated June 20, 1991 between the Company and Jeffrey R. Dake, previously filed as Exhibit 10.27 to the 1991 Annual Report, which is incorporated herein by reference.

         10.27 Indemnification Agreement dated June 20, 1991 between the Company and August DeAngelo, previously filed as Exhibit 10.28 to the 1991 Annual Report, which is incorporated herein by reference.

         10.28 Indemnification Agreement dated June 20, 1991 between the Company and Michael P. DeAngelo, previously filed as Exhibit
                10.29 to the 1991 Annual Report, which is incorporated herein by reference.

         10.29 Indemnification Agreement dated June 20, 1991 between the Company and Raymond A. DeAngelo, previously filed as Exhibit
                10.30 to the 1991 Annual Report, which is incorporated herein by reference.

         10.30 Indemnification Agreement dated December 19, 1992 between the Company and Herman D. Epstein, previously filed as Exhibit 10.34 to the 1993 Annual Report, which is incorporated herein by reference.

         10.31 Indemnification Agreement dated June 20, 1991 between the Company and Mallory Factor, previously filed as Exhibit 10.31 to the 1991 Annual Report, which is incorporated herein by reference.

         10.32 Indemnification Agreement dated June 20, 1991 between the Company and George Foos, previously filed as Exhibit 10.32 to the 1991 Annual Report, which is incorporated herein by reference.

         10.33 Indemnification Agreement dated July 15, 1991 between the Company and Barry Grosser, previously filed as Exhibit 10.33 to the 1991 Annual Report, which is incorporated herein by reference.

         10.34 Indemnification Agreement dated June 20, 1991 between the Company and John Ortega II, previously filed as Exhibit 10.35 to the 1991 Annual Report, which is incorporated herein by reference.

         10.35 Indemnification Agreement dated June 20, 1991 between the Company and Douglas L. Pereira, previously filed as Exhibit
                10.36 to the 1991 Annual Report, which is incorporated herein by reference.

Exhibit No.
- -----------

         10.36 Indemnification Agreement dated June 20, 1991 between the Company and David A. Sejpal, previously filed as Exhibit 10.37 to the 1991 Annual Report, which is incorporated herein by reference.

         10.37 Indemnification Agreement dated as of March 1, 1995 between the Company and Lynne Sperling, previously filed as Exhibit No.
                10.41 to the 1994 Annual Report, which is incorporated herein by reference.

         10.38 Indemnification Agreement dated September 22, 1995 between the Company and Charles Castaneda.

         10.39 Master Lease Purchase Agreement, dated April 29, 1993 between Metlife Capital Corporation, as Lessor, and the Company, as Lessee relating to Point of Sale Equipment and Scanners, previously filed as Exhibit 10.44 to the 1993 Annual Report, which is incorporated herein by reference.

         10.40 Lease Agreement, dated December 11, 1990, between Matrix Funding Corporation, who subsequently assigned all of its right, title and interest under the Lease to General Electric Capital Corporation, as Lessor, and the Company, as Lessee, together with (i) Schedule No. 1 to Lease Agreement, dated December 11, 1990 and amended March 6, 1992 and August 19, 1993, and related Sale and Leaseback Agreement dated December 11, 1990; (ii) Schedule No. 2 to Lease Agreement, dated March 22, 1991 and amended March 6, 1992 and August 19, 1993, and related Sale and Leaseback Agreement dated March 22, 1991; (iii) Schedule No. 3 to Lease Agreement, dated March 16, 1992 and amended March 16, 1992 and August 19, 1993 and related Sale and Leaseback Agreement; and (iv) Schedule No. 4 dated August 20, 1993, and related Sale and Leaseback Agreement, relating to Point of Sale Equipment and Scanners and IBM 'LIC' DiskArray Subsystems with 970 ME Disk Drives, previously filed as Exhibit 10.45 to the 1993 Annual Report, which is incorporated herein by reference.

         10.41 Credit Agreement dated February 28, 1995 between Clothestime Stores, Inc., Wells Fargo Bank, N.A. and Union Bank, previously filed as Exhibit 10.45 to the 1994 Annual Report, which is incorporated herein by reference.

         10.42 Waiver and Amendment Agreement dated April 27, 1995 by and among the Company, each of the subsidiaries of the Company, Wells Fargo Bank, N.A. and Union Bank, previously filed as Exhibit
                10.46 to the 1994 Annual Report, which is incorporated herein by reference.

         10.43 Security Agreement dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.47 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed Exhibit
                10.47 identifies additional parties to separate Security

Exhibit No.
- -----------

                Agreements dated February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Security Agreement filed as Exhibit 10.47.

         10.44 Guaranty dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.48 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed Exhibit 10.48 identifies additional parties to separate Guaranties dated February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Guaranty filed as Exhibit 10.48.

         10.45 Pledge Agreement dated February 28, 1995 between Clothestime Stores, Inc. and Wells Fargo Bank, N.A., previously filed as
                Exhibit 10.49 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed
                Exhibit 10.49 identifies additional parties to separate Pledge Agreements dated February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Pledge Agreement filed as Exhibit 10.49.

         10.46 Warrant Agreement dated February 28, 1995 between the Company and Wells Fargo Bank, previously filed as Exhibit 10.50 to the 1994 Annual Report, which is incorporated herein by reference.

         10.47 Warrant Agreement dated February 28, 1995 between the Company and Union Bank, previously filed as Exhibit 10.51 to the 1994 Annual Report, which is incorporated herein by reference.

         10.48 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 1995 between Clothestime Stores, Inc., American Securities Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.52 to the 1994 Annual Report, which is incorporated herein by reference.

         10.49 $1.4 Million Loan Agreement dated February 28, 1995 between Clothestime Stores, Inc. and Wells Fargo Bank, N.A., previously filed as Exhibit 10.53 to the 1994 Annual Report, which is incorporated herein by reference.

         10.50 Guaranty dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.54 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed Exhibit 10.54 identifies additional parties to separate Guaranties dated February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Guaranty filed as Exhibit 10.54.

Exhibit No.
- -----------


         10.51 Deed of Trust with Assignment of Rents dated as of February 28, 1995 between Clothestime Stores, Inc., American Securities Company and Wells Fargo Bank, N.A., previously filed as Exhibit
                10.55 to the 1994 Annual Report, which his incorporated herein by reference.

         10.52 Standard Industrial Lease-Net dated July 8, 1986, as amended, between the Company and Russell Berrie, previously filed as
                Exhibit 10.56 to the 1994 Annual Report, which is incorporated herein by reference (5330 East Hunter Avenue, Anaheim, California).

         10.53 Master Lease Agreement dated November 16, 1994, as amended, between Clothestime Stores, Inc. and USL Capital Corporation, previously filed as Exhibit 10.57 to the 1994 Annual Report, which is incorporated herein by reference.

         10.54 Guaranty dated November 17, 1994 between the Company and USL Capital Corporation, previously filed as Exhibit 10.58 to the 1994 Annual Report, which is incorporated herein by reference.

         10.55 Financing Agreement dated December 28, 1995 by and among The CIT Group/Business Credit, Inc., as lender, and Clothestime Stores, Inc., as borrower, and the Company, MRJ Industries, Inc., Clothestime Investment, Inc., Clothestime International, Inc. and Clothestime Acquisition Corporation, as guarantors.

         10.56 Guaranty dated December 28, 1995 made by the Company, MRJ Industries, Inc., Clothestime Investment, Inc., Clothestime International, Inc. and Clothestime Acquisition Corporation in favor of The CIT Group/Business Credit, Inc.

         21     Subsidiaries of The Clothestime, Inc.

         23 Consent of KPMG Peat Marwick LLP, independent certified public accountants.

         27     Financial Data Schedule.

(b)      Reports on Form 8-K

         During the fourth quarter of the fiscal year covered by this Form 10-K, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated December 8, 1995 (the "Form 8-K") disclosing under "Item 3. Bankruptcy or Receivership" the fact that on December 8, 1995, the Company and five of its subsidiaries, Clothestime Stores, Inc., MRJ Industries, Inc., Clothestime Acquisition Corporation, Clothestime Investment, Inc. and Clothestime International, Inc., filed petitions in the United States Bankruptcy Court for the Central District of California, Santa Ana Division, Jointly Administered Case No. SA95-

Exhibit No.
- -----------


22533JW, assigned to Judge John J. Wilson, seeking reorganization under chapter 11 of the Federal Bankruptcy Code.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE CLOTHESTIME, INC.


Date:  April 26, 1996                      By:  /s/ John Ortega II
                                                -------------------------
                                                John Ortega II
                                                Chairman of the Board and
                                                Chief Executive Officer



                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that such person whose signature appears below constitutes and appoints John Ortega II and David A. Sejpal, and each of them his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             NAME                                CAPACITY                       DATE
   /s/   John Ortega II              Director, Chairman of the Board        April 26, 1996
- -----------------------------        and Chief Executive Officer
         John Ortega II              (Principal Executive Officer)

   /s/   Norman Abramson             Director, President and Chief          April 26, 1996
- -----------------------------        Operating Officer
         Norman Abramson

   /s/   Herman D. Epstein           Director                               April 26, 1996
- -----------------------------
         Herman D. Epstein


   /s/   George Foos                 Director                               April 26, 1996
- -----------------------------
         George Foos


   /s/   David A. Sejpal             Director, Vice President and           April 26, 1996
- -----------------------------        Chief Financial Officer (Principal
         David A. Sejpal             Financial Officer)

   /s/   Douglas L. Pereira          Controller (Principal Accounting       April 26, 1996
- -----------------------------        Officer)
         Douglas L. Pereira


                                 EXHIBIT INDEX


Exhibit No.
- -----------

         3.1 Certificate of Incorporation of The Clothestime, Inc., a Stock corporation, certified by the Delaware Secretary of State on April 30, 1991, previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 20, 1991, filed with the Commission on August 5, 1991 (File No. 0-12203) (the "June 20, 1991 Current Report"), which is incorporated herein by reference.

         3.2 Bylaws of The Clothestime, Inc., as currently in effect, previously filed as Exhibit 3.2 to the June 20, 1991 Current Report, which is incorporated herein by reference.

         4.1 Rights Agreement, dated as of March 27, 1992, by and between The Clothestime, Inc. and Harris Trust Company of California, previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 27, 1992 filed with the Commission on March 30, 1992 (File No. 0-12203), which is incorporated herein by reference.


  Material Contracts Relating to Management Compensation Plans or Arrangements.

         10.1 The Clothestime, Inc. 1983-84 Stock Option Plan, previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 2 to Registration Statement No. 2-90248 on Form S-8, filed with the Commission on October 24, 1991, which is incorporated herein by reference.

         10.2 The Clothestime, Inc. 1984-85 Stock Option Plan, previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 2-92111 on Form S-8, filed with the Commission on October 24, 1991, which is incorporated herein by reference.

         10.3 The Clothestime, Inc. 1985-86 Stock Option Plan, previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-3304 on Form S-8, filed with the Commission on October 24, 1991, which is incorporated herein by reference.

         10.4 The Clothestime, Inc. 1987-88 Stock Option Plan, as amended and restated, previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10- K for the fiscal year ended January 29, 1994 (File No. 0-12203) (the "1993 Annual Report"), which is incorporated herein by reference.

         10.5 The Clothestime, Inc. Founders' Stock Option Plan, as amended and restated, previously filed as Exhibit 10.5 to the 1993 Annual Report, which is incorporated herein by reference.

Exhibit No.
- -----------

         10.6 The Clothestime, Inc. Second Founders' Stock Option Plan, as amended and restated, previously filed as Exhibit 10.6 to the 1993 Annual Report, which is incorporated herein by reference.

         10.7 The Clothestime, Inc. 1991 Stock Option Plan, as amended and restated, previously filed as Exhibit 4.1 to the Company's Registration Statement No. 33-81432 on Form S-8, filed with the Commission on July 12, 1994, which is incorporated herein by reference.

         10.8 The Clothestime, Inc. Nonqualified Stock Option Plan for Non-Employee Directors, as amended, previously filed as Exhibit
                10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (File No. 0-12203) (the "1994 Annual Report"), which is incorporated herein by reference.

         10.9   The 1995 Management Incentive Bonus Program.

         10.10  The 1995 Incentive MBO Bonus Plan.

         10.11 The Clothestime, Inc. Associates Savings and Investment Plan, as amended and restated, previously filed as Exhibit 10.18 to the 1993 Annual Report, which is incorporated herein by reference.

         10.12  The Executive Medical Reimbursement Program, previously filed as
                Exhibit 10.16 to the 1991 Annual Report, which is incorporated herein by reference.

         10.13 Employment Agreement dated April 13, 1994 between the Company and Norman Abramson, previously filed as Exhibit 10.20 to the 1993 Annual Report, which is incorporated herein by reference.

         10.14 Severance Agreement dated October 10, 1994 between the Company and David A. Sejpal, previously filed as Exhibit 10.16 to the 1994 Annual Report, which is incorporated herein by reference.

         10.15 Settlement and Release Agreement dated January 6, 1995, as amended, between the Company and Raymond A. DeAngelo, previously filed as Exhibit 10.17 to the 1994 Annual Report, which is incorporated herein by reference.

         10.16 Consulting Agreement dated January 6, 1995 between the Company and Raymond A. DeAngelo, previously filed as Exhibit 10.18 to the 1994 Annual Report, which is incorporated herein by reference.

         10.17 Letter Agreement of Employment dated February 24, 1995 between the Company and Lynne Sperling, previously filed as Exhibit
                10.19 to the 1994 Annual Report, which is incorporated herein by reference.

Exhibit No.
- -----------

         10.18 Letter Agreement of Employment dated February 27, 1995 between the Company and Lynne Sperling, previously filed as Exhibit
                10.20 to the 1994 Annual Report, which is incorporated herein by reference.


         Other  Material Contracts

         10.19 Standard Industrial Lease-Net dated March 25, 1988, between the Company and DeAngelo-Ortega Partnership No. 8 (included as part of this lease are the following related documents: Addendum to Lease dated March 25, 1988, between the Company and DeAngelo-Ortega Partnership No. 8; and Lease Modification and Option Agreement dated March 25, 1988, between the Company and DeAngelo-Ortega Partnership No. 8), previously filed as Exhibit
                10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1988, filed with the Commission on April 28, 1988 (File No. 0-12203) (the "1987 Annual Report"), which is incorporated herein by reference (5325 East Hunter Avenue, Anaheim, California).

         10.20 First Amendment to Lease Modification and Option Agreement, dated September 20, 1989, between the Company and DeAngelo-Ortega Partnership No. 8, previously filed as Exhibit
                10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1990, filed with the Commission on April 27, 1990 (File No. 0-12203) (the "1989 Annual Report"), which is incorporated herein by reference.

         10.21 Second Amendment to Lease Modification and Option Agreement, dated June 28, 1990, between the Company and DeAngelo-Ortega Partnership No. 8, previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 1991 (File No. 0-12203), which is incorporated herein by reference.

         10.22 Indemnification Agreement dated June 20, 1991 between the Company and Norman Abramson, previously filed as Exhibit 10.23 to the 1991 Annual Report, which is incorporated herein by reference.

         10.23 Indemnification Agreement dated June 24, 1988 between the Company and Eric J. Boden, previously filed as Exhibit No. 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1989, filed with the Commission on April 26, 1989 (File No. 0-12203) (the "1988 Annual Report"), which is incorporated herein by reference.

         10.24 Indemnification Agreement dated June 20, 1991 between the Company and Harvey A. Bookstein, previously filed as Exhibit
                10.25 to the 1991 Annual Report, which is incorporated herein by reference.

Exhibit No.
- -----------

         10.25 Indemnification Agreement dated June 24, 1988 between the Company and P. Bruce Cumming, previously filed as Exhibit No.
                10.20 to the 1988 Annual Report, which is incorporated herein by reference.

         10.26 Indemnification Agreement dated June 20, 1991 between the Company and Jeffrey R. Dake, previously filed as Exhibit 10.27 to the 1991 Annual Report, which is incorporated herein by reference.

         10.27 Indemnification Agreement dated June 20, 1991 between the Company and August DeAngelo, previously filed as Exhibit 10.28 to the 1991 Annual Report, which is incorporated herein by reference.

         10.28 Indemnification Agreement dated June 20, 1991 between the Company and Michael P. DeAngelo, previously filed as Exhibit
                10.29 to the 1991 Annual Report, which is incorporated herein by reference.

         10.29 Indemnification Agreement dated June 20, 1991 between the Company and Raymond A. DeAngelo, previously filed as Exhibit
                10.30 to the 1991 Annual Report, which is incorporated herein by reference.

         10.30 Indemnification Agreement dated December 19, 1992 between the Company and Herman D. Epstein, previously filed as Exhibit 10.34 to the 1993 Annual Report, which is incorporated herein by reference.

         10.31 Indemnification Agreement dated June 20, 1991 between the Company and Mallory Factor, previously filed as Exhibit 10.31 to the 1991 Annual Report, which is incorporated herein by reference.

         10.32 Indemnification Agreement dated June 20, 1991 between the Company and George Foos, previously filed as Exhibit 10.32 to the 1991 Annual Report, which is incorporated herein by reference.

         10.33 Indemnification Agreement dated July 15, 1991 between the Company and Barry Grosser, previously filed as Exhibit 10.33 to the 1991 Annual Report, which is incorporated herein by reference.

         10.34 Indemnification Agreement dated June 20, 1991 between the Company and John Ortega II, previously filed as Exhibit 10.35 to the 1991 Annual Report, which is incorporated herein by reference.

         10.35 Indemnification Agreement dated June 20, 1991 between the Company and Douglas L. Pereira, previously filed as Exhibit
                10.36 to the 1991 Annual Report, which is incorporated herein by reference.

Exhibit No.
- -----------

         10.36 Indemnification Agreement dated June 20, 1991 between the Company and David A. Sejpal, previously filed as Exhibit 10.37 to the 1991 Annual Report, which is incorporated herein by reference.

         10.37 Indemnification Agreement dated as of March 1, 1995 between the Company and Lynne Sperling, previously filed as Exhibit No.
                10.41 to the 1994 Annual Report, which is incorporated herein by reference.

         10.38 Indemnification Agreement dated September 22, 1995 between the Company and Charles Castaneda.

         10.39 Master Lease Purchase Agreement, dated April 29, 1993 between Metlife Capital Corporation, as Lessor, and the Company, as Lessee relating to Point of Sale Equipment and Scanners, previously filed as Exhibit 10.44 to the 1993 Annual Report, which is incorporated herein by reference.

         10.40 Lease Agreement, dated December 11, 1990, between Matrix Funding Corporation, who subsequently assigned all of its right, title and interest under the Lease to General Electric Capital Corporation, as Lessor, and the Company, as Lessee, together with (i) Schedule No. 1 to Lease Agreement, dated December 11, 1990 and amended March 6, 1992 and August 19, 1993, and related Sale and Leaseback Agreement dated December 11, 1990; (ii) Schedule No. 2 to Lease Agreement, dated March 22, 1991 and amended March 6, 1992 and August 19, 1993, and related Sale and Leaseback Agreement dated March 22, 1991; (iii) Schedule No. 3 to Lease Agreement, dated March 16, 1992 and amended March 16, 1992 and August 19, 1993 and related Sale and Leaseback Agreement; and (iv) Schedule No. 4 dated August 20, 1993, and related Sale and Leaseback Agreement, relating to Point of Sale Equipment and Scanners and IBM 'LIC' DiskArray Subsystems with 970 ME Disk Drives, previously filed as Exhibit 10.45 to the 1993 Annual Report, which is incorporated herein by reference.

         10.41 Credit Agreement dated February 28, 1995 between Clothestime Stores, Inc., Wells Fargo Bank, N.A. and Union Bank, previously filed as Exhibit 10.45 to the 1994 Annual Report, which is incorporated herein by reference.

         10.42 Waiver and Amendment Agreement dated April 27, 1995 by and among the Company, each of the subsidiaries of the Company, Wells Fargo Bank, N.A. and Union Bank, previously filed as Exhibit
                10.46 to the 1994 Annual Report, which is incorporated herein by reference.

         10.43 Security Agreement dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.47 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed Exhibit
                10.47 identifies additional parties to separate Security

Exhibit No.
- -----------

                Agreements dated February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Security Agreement filed as Exhibit 10.47.

         10.44 Guaranty dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.48 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed Exhibit 10.48 identifies additional parties to separate Guaranties dated February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Guaranty filed as Exhibit 10.48.

         10.45 Pledge Agreement dated February 28, 1995 between Clothestime Stores, Inc. and Wells Fargo Bank, N.A., previously filed as
                Exhibit 10.49 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed
                Exhibit 10.49 identifies additional parties to separate Pledge Agreements dated February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Pledge Agreement filed as Exhibit 10.49.

         10.46 Warrant Agreement dated February 28, 1995 between the Company and Wells Fargo Bank, previously filed as Exhibit 10.50 to the 1994 Annual Report, which is incorporated herein by reference.

         10.47 Warrant Agreement dated February 28, 1995 between the Company and Union Bank, previously filed as Exhibit 10.51 to the 1994 Annual Report, which is incorporated herein by reference.

         10.48 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated February 28, 1995 between Clothestime Stores, Inc., American Securities Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.52 to the 1994 Annual Report, which is incorporated herein by reference.

         10.49 $1.4 Million Loan Agreement dated February 28, 1995 between Clothestime Stores, Inc. and Wells Fargo Bank, N.A., previously filed as Exhibit 10.53 to the 1994 Annual Report, which is incorporated herein by reference.

         10.50 Guaranty dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.54 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed Exhibit 10.54 identifies additional parties to separate Guaranties dated February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Guaranty filed as Exhibit 10.54.

Exhibit No.
- -----------


         10.51 Deed of Trust with Assignment of Rents dated as of February 28, 1995 between Clothestime Stores, Inc., American Securities Company and Wells Fargo Bank, N.A., previously filed as Exhibit
                10.55 to the 1994 Annual Report, which his incorporated herein by reference.

         10.52 Standard Industrial Lease-Net dated July 8, 1986, as amended, between the Company and Russell Berrie, previously filed as
                Exhibit 10.56 to the 1994 Annual Report, which is incorporated herein by reference (5330 East Hunter Avenue, Anaheim, California).

         10.53 Master Lease Agreement dated November 16, 1994, as amended, between Clothestime Stores, Inc. and USL Capital Corporation, previously filed as Exhibit 10.57 to the 1994 Annual Report, which is incorporated herein by reference.

         10.54 Guaranty dated November 17, 1994 between the Company and USL Capital Corporation, previously filed as Exhibit 10.58 to the 1994 Annual Report, which is incorporated herein by reference.

         10.55 Financing Agreement dated December 28, 1995 by and among The CIT Group/Business Credit, Inc., as lender, and Clothestime Stores, Inc., as borrower, and the Company, MRJ Industries, Inc., Clothestime Investment, Inc., Clothestime International, Inc. and Clothestime Acquisition Corporation, as guarantors.

         10.56 Guaranty dated December 28, 1995 made by the Company, MRJ Industries, Inc., Clothestime Investment, Inc., Clothestime International, Inc. and Clothestime Acquisition Corporation in favor of The CIT Group/Business Credit, Inc.

         21     Subsidiaries of The Clothestime, Inc.

         23 Consent of KPMG Peat Marwick LLP, independent certified public accountants.

         27     Financial Data Schedule.

(b)      Reports on Form 8-K

         During the fourth quarter of the fiscal year covered by this Form 10-K, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated December 8, 1995 (the "Form 8-K") disclosing under "Item 3. Bankruptcy or Receivership" the fact that on December 8, 1995, the Company and five of its subsidiaries, Clothestime Stores, Inc., MRJ Industries, Inc., Clothestime Acquisition Corporation, Clothestime Investment, Inc. and Clothestime International, Inc., filed petitions in the United States Bankruptcy Court for the Central District of California, Santa Ana Division, Jointly Administered Case No. SA95-

Exhibit No.
- -----------


22533JW, assigned to Judge John J. Wilson, seeking reorganization under chapter 11 of the Federal Bankruptcy Code.