Form 10-Q
period 1996-04-27
CLOTHESTIME INC
filed 1996-06-11
CIK 727739

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- ---             THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 27, 1996

                                       OR

- ---         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                ------------     ------------

Commission file number 0-12203


                              THE CLOTHESTIME, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                          33-0469138
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification Number)


                5325 E. Hunter Avenue, Anaheim, California 92807
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code # (714)779-5881


                                 Not Applicable
             (Former name, former address and former fiscal year,
                        if changed since last report)


- --------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: As of June 6, 1996, 14,198,241 shares of the issuer's common stock, $.001 par value per share, were outstanding.

                                            This Form 10-Q consists of 19 Pages

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                          PAGE
Item 1. Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - April 27, 1996 and January 27, 1996..............       3

           Condensed Consolidated Statements of Operations - Thirteen
           weeks ended April 27, 1996 and April 29, 1995 ...........................................       4

           Condensed Consolidated Statements of Cash Flows- Thirteen weeks ended
            April 27, 1996 and April 29, 1995.......................................................       5

         Notes to Condensed Consolidated Financial Statements - April 27, 1996......................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......      11


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...........................................................................     16

Item 5. Other Information...........................................................................     18

Item 6. Exhibits and Reports on Form 8-K............................................................     18

SIGNATURES..........................................................................................     19

THE CLOTHESTIME, INC.

                        PART I. -- FINANCIAL INFORMATION

ITEM 1. -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                 April 27,       January 27,
                                                                                                   1996             1996
                                                                                                 ---------       -----------
Assets
Current Assets
  Cash and cash equivalents                                                                    $ 18,127,304      $ 34,477,823
  Marketable securities available-for-sale, net of allowances                                     3,106,151         3,191,737
    of $102,264 and $16,678
  Merchandise inventories                                                                        24,140,758         8,551,207
  Income taxes receivable                                                                         9,336,008         9,336,008
  Prepaid expenses and other current assets                                                       2,840,227         2,707,926
  Deferred income taxes                                                                             471,000           471,000
                                                                                               ------------      ------------
Total Current Assets                                                                             58,021,448        58,735,701
                                                                                               ------------      ------------
  Investments                                                                                     1,174,497         1,174,497
                                                                                               ------------      ------------
  Property, plant and equipment - on the basis of cost                                           54,996,557        55,281,631
  Less:  accumulated depreciation & amortization                                                (28,849,829)      (27,384,443)
                                                                                               ------------      ------------
                                                                                                 26,146,728        27,897,188
  Other assets                                                                                      561,799           472,766
                                                                                               ------------      ------------
Total Assets                                                                                   $ 85,904,472      $ 88,280,152
                                                                                               ============      ============

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                                                                             $ 14,582,863      $ 11,074,076
  Accrued sales tax                                                                               1,608,533         1,982,300
  Accrued payroll and related taxes                                                               4,078,771         4,629,524
  Other accrued liabilities                                                                       8,811,166         8,378,305
                                                                                               ------------      ------------
Total Current Liabilities                                                                        29,081,333        26,064,205
                                                                                               ------------      ------------
Long-term Liabilities
  Deferred income taxes                                                                             471,000           471,000
                                                                                               ------------      ------------
Total Long-term Liabilities                                                                         471,000           471,000
                                                                                               ------------      ------------
Liabilities subject to compromise                                                                53,978,261        53,433,703
                                                                                               ------------      ------------

Shareholders' Equity
  Common Stock, $.001 par value, authorized 50,000,000 shares issued and outstanding - 14,198,241 shares at April 27, 1996 and January 27, 1996,
  respectively                                                                                       14,763            14,763
Additional paid-in capital                                                                       10,861,514        10,861,514
Retained earnings (accumulated deficit)                                                          (3,549,920)        2,301,860
Less:  Treasury stock, 565,000 shares at cost at April 27, 1996
  and January 27, 1996, respectively                                                             (4,850,215)       (4,850,215)
Securities valuation allowance                                                                     (102,264)          (16,678)
                                                                                               ------------      ------------
Total Shareholders' Equity                                                                        2,373,878         8,311,244
                                                                                               ------------      ------------
Total Liabilities and Shareholders' Equity                                                     $ 85,904,472      $ 88,280,152
                                                                                               ============      ============

See Notes to Condensed Consolidated Financial Statements           Page 3 of 19

THE CLOTHESTIME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Thirteen Weeks Ended
                                                               --------------------------------
                                                                 April 27,            April 29,
                                                                   1996                  1995
                                                                -----------          ----------
Revenues:
  Net sales                                                     $43,666,981          $72,347,239
  Interest and other income                                          80,770              372,466
                                                                -----------          -----------
                                                                 43,747,751           72,719,705
                                                                -----------          -----------

Costs and Expenses:
  Cost of sales, including buying and distribution
     and occupancy costs                                         29,719,180           54,022,447
  Selling, general and administrative expenses                   18,411,485           25,083,404
  Interest expense                                                   77,630              374,900
  Other losses                                                            -              393,331
                                                                 ----------          -----------
                                                                 48,208,295           79,874,082
                                                                 ----------          -----------

Loss before reorganization costs and income taxes                (4,460,544)          (7,154,377)
  Reorganization costs                                            1,391,236                    -
                                                                -----------          -----------
Loss before income taxes                                         (5,851,780)          (7,154,377)
  Benefit for income taxes                                                -           (2,804,515)
                                                                 ----------          -----------

Net Loss                                                        $(5,851,780)         $(4,349,862)
                                                                ===========          ===========

Loss per share                                                  $     (0.41)         $     (0.31)
                                                                ===========          ===========


Weighted average number of common and common
  equivalent shares used in the calculation                      14,198,241           14,182,489
                                                                 ==========          ===========



See Notes to Condensed Consolidated Financial Statements           Page 4 of 19

THE CLOTHESTIME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              Thirteen weeks ended
                                                                                        ------------------------------
                                                                                           April 27,         April 29,
                                                                                             1996              1995
                                                                                        ------------       ------------
Operating Activities:
  Net loss                                                                              $ (5,851,780)      $ (4,349,862)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
   Non cash reorganization costs                                                             131,476                  -
   Depreciation and amortization                                                           1,664,439          2,552,593
   Loss on sales of marketable securities                                                          -            393,331
Changes in operating assets and liabilities:
  Increase in merchandise inventories                                                    (15,589,551)       (14,104,498)
  Increase in income taxes receivable                                                              -         (2,407,860)
  Increase in prepaid expenses, other assets and investments                                (221,334)        (2,035,174)
  Increase in accounts payable                                                             4,428,442          9,047,396
  Decrease in accrued payroll and related taxes                                             (550,753)          (438,859)
  Decrease in accrued sales tax and other accrued liabilities                               (107,567)          (486,906)
                                                                                        ------------      -------------

Net cash used in operating activities                                                    (16,096,628)       (11,829,839)
                                                                                        ------------       ------------

Investing activities:
  Investment in marketable securities                                                              -            (11,534)
  Proceeds from sales of marketable securities                                                     -          4,606,800
  Purchases of property, plant, and equipment                                                (45,455)          (453,641)
                                                                                        ------------       ------------

Net cash provided by (used in) investing activities                                          (45,455)         4,141,625
                                                                                        ------------       ------------

Financing Activities:
  Net repayments under revolving credit facility                                            (208,436)       (31,319,336)
  Proceeds from long-term debt                                                                     -          1,400,000
  Principal payments under long-term debt                                                          -           (183,841)
  Proceeds from the exercise of stock options                                                      -              7,340
                                                                                        ------------       ------------

  Net cash used in financing activities                                                     (208,436)       (30,095,837)
                                                                                        ------------       ------------
Decrease in cash and cash equivalents                                                    (16,350,519)       (37,784,051)
Cash and cash equivalents at beginning of year                                            34,477,823         40,829,741
                                                                                        ------------       ------------

Cash and cash equivalents at end of quarter                                             $ 18,127,304       $  3,045,690
                                                                                        ============       ============

Supplemental disclosure of cash flow information:
Income taxes paid                                                                       $          -       $      8,420
Interest paid                                                                           $          -       $    374,900
Income tax refunds received                                                             $          -       $    369,557




See Notes to Condensed Consolidated Financial Statements           Page 5 of 19

THE CLOTHESTIME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 1996

NOTE A  - REORGANIZATION AND BASIS OF REPORTING

         On December 8, 1995, (the "Petition Date"), The Clothestime, Inc. ("Clothestime") and five of its subsidiaries, MRJ Industries, Inc. ("MRJ"), Clothestime Stores, Inc. ("Stores"), Clothestime Investment, Inc. ("Investment"), Clothestime Acquisition Corporation ("Acquisition") and Clothestime International, Inc. ("International") (collectively, the "Debtors") commenced reorganization cases (the "Bankruptcy Cases") by filing voluntary petitions for relief under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the "Bankruptcy Court"). For purposes of this Report, unless otherwise referenced, the defined term "Company" shall apply to Clothestime and its consolidated group of subsidiaries, except that references to the Company in connection with any disclosure relating to the Debtors' chapter 11 cases refer solely to the Debtors and excludes Clothestime Insurance Company ("Insurance"), Clothestime's captive insurance company subsidiary.

         The Debtors decided to seek bankruptcy protection after an extensive review of the retail environment and the Debtors' operations. Management of each of the respective companies determined that filing the chapter 11 petitions would allow the Debtors the needed time and flexibility to restructure their respective operations.

         Since the Petition Date, the Debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage each of their respective businesses and enter into all transactions, including obtaining services, supplies and inventories, that each could have entered into in the ordinary course of business had there been no bankruptcy filings. As debtors in possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court, after notice and hearing.

         Liabilities subject to compromise in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of April 27, 1996, subject to adjustment in the reorganization process. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. As a general matter, the treatment of these liabilities will be determined as a part of the formulation and confirmation of a plan of reorganization. See Note C - Liabilities Subject to Compromise, herein.

         The accompanying condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, compliance with the debtor in possession financing agreement (see Note B - Debtor in Possession Financing, herein), and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations.

         The principal business of the Company is the retail sale of junior size women's clothing. As of April 27, 1996, the Company operated stores in 20 states and Puerto Rico, with a large concentration of stores in California, Florida and Texas.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements

THE CLOTHESTIME, INC.

include the accounts of The Clothestime, Inc. and its consolidated group of subsidiaries, MRJ, Stores, Insurance, International, Investment and
Acquisition. All material intercompany balances and transactions have been eliminated in consolidation. The operating results for the thirteen week period ended April 27, 1996 are not necessarily indicative of the results that may be expected for the year ending January 25, 1997 ("Fiscal 1996"). For further information, refer to the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended January 27, 1996 ("Fiscal 1995").

NOTE B - DEBTOR IN POSSESSION FINANCING

         The Company, through Stores, has a financing agreement with The CIT Group/Business Credit, Inc. (the "DIP Lender") for debtor in possession financing (the "DIP Facility"). At April 27, 1996, the agreement provided for revolving loans to be made up to the lesser of (a) $40 million or (b) the lesser of (i) sixty percent (60%) of eligible inventory valued on a cost basis and (ii) thirty-six and one half percent (36.5%) of eligible inventory valued on a retail basis, subject to adjustment. Up to $25 million of the revolving line of credit may be in the form of letters of credit determined as provided under the agreement. See Note G - Subsequent Events, herein.

         Cash borrowings bear interest at a reference rate plus one half of one percent (0.5%) per annum or, at the request of Stores, the London Interbank Rate plus two and one half percent (2.5%). The agreement calls for a loan facility fee of $250,000, a semi-annual inventory management fee of $30,000, an unused line fee of 3/8% per annum and a letter of credit fee of 1% per annum. As of April 27, 1996, the Company had not used the direct borrowing capacity on the line and had outstanding letters of credit in the amount of $2.1 million.

         The agreement contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization, the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. In addition, the DIP Lender required a negative pledge on Stores' merchandise inventory and proceeds. The Company was in compliance with or had obtained waivers for all such covenants as of April 27, 1996. The term of the DIP Facility is the earlier of December 8, 1997 or the effective date of the Debtors' confirmed plan of reorganization, subject to earlier termination.

         Cash borrowings and letters of credit issued under the agreement have been granted super priority status by the Bankruptcy Court over all obligations except certain administrative expenses, as defined in the agreement.

NOTE C - LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date. Certain prepetition liabilities have been approved by the Bankruptcy Court for payment. At April 27, 1996 and January 27, 1996, such amounts to the extent not paid, were included in accrued expenses and other payables for the periods set forth below.

                                                                April 27, 1996            January 27, 1996
                                                                --------------            ----------------
 Revolving  credit facility debt............................     $15,398,825                $15,607,262
 Secured note payable to Wells Fargo Bank...................       1,358,000                  1,358,000
 Secured notes payable to Union Bank........................       1,174,497                  1,174,497
 Capital lease obligation...................................       1,001,637                  1,001,637
 Accounts payable, trade....................................      21,690,895                 20,771,240
 Estimated lease rejection claims...........................       8,871,043                  8,871,043
 Other payables and accrued expenses........................       4,483,364                  4,650,024
                                                                 -----------                -----------
                                                                 $53,978,261                $53,433,703
                                                                 ===========                ===========

THE CLOTHESTIME, INC.

         Prior to the Petition Date, the revolving credit facility debt bore interest at the bank's prime rate plus 1% and was due February 1, 1997. The banks assert a security interest in substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. The amount of revolving credit facility debt will be higher, and accounts payable, trade will be lower, by amounts paid under the credit facility pursuant to letters of credit. The note payable to Wells Fargo Bank is secured by an office/warehouse building and underlying real property that the Company uses to house a portion of its administrative offices and warehouse facilities. The note bears interest based on LIBOR plus 1.5% and was due March 1, 2005. The two notes payable to Union Bank, which are secured by limited partnership interests in low-income housing projects, bear interest at 6.1% and 6.2% and were due in September 1998 and January 1999. The capital lease obligation is secured by certain equipment acquired in connection with the capital lease agreement. The obligation matured through May 31, 1998, with the interest portion of the lease payments at a yield of 30 day commercial paper rate plus 235 basis points (see Note G - Subsequent Events, herein). The interest rates described above do not consider interest rates which may be applicable in the event of default.

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

         Additional bankruptcy claims and prepetition liabilities may arise from the rejection of executory contracts and unexpired leases, resolution of contingent and unliquidated claims and the settlement of disputed claims. Consequently, the amounts included in the condensed consolidated balance sheets as liabilities subject to compromise may be subject to future adjustment.

         In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company is not required to record interest during chapter 11 proceedings on unsecured or undersecured prepetition debt. Interest expense on certain secured debt will continue to be accrued but is subject to settlement. No determination has been made regarding the value of the property interests which secure certain debt and, consequently, whether interest thereon will be paid. The Company has continued accruing interest on its secured prepetition debt obligations, except for the $15,398,825 revolving credit facility debt, which the Company believes is undersecured. However, the Bankruptcy Court could determine that postpetition interest should be paid on this obligation. Contractual interest (computed without regard to default rates of interest) exceeds interest expense recorded in the accompanying condensed consolidated statement of operations for the thirteen week period ended April 27, 1996 by approximately $363,555. See Note G
- - Subsequent Events, herein.

NOTE D - REORGANIZATION COSTS

         Reorganization costs recorded in the first quarter of Fiscal 1996 consisted of:


          Professional fees.............................  $1,496,860
          Interest income...............................    (234,718)
          Other.........................................     129,094
                                                          ----------
                                                          $1,391,236
                                                          ==========

THE CLOTHESTIME, INC.

NOTE E - CAPITAL STOCK AND STOCK OPTION TRANSACTIONS

         The following table summarizes the activity under the Company's Stock Option Plans during the thirteen week period ended April 27, 1996:

                                                                                  Shares
                                                                                  ------

Options Outstanding, January 27, 1996                                            2,815,788
  Activity during the period:

                  Options Granted                                                        -

                  Options Exercised                                                      -

                  Options Canceled
                  (per share amounts: $1.50 to $12.75)                            (164,053)

                  Options outstanding, April 27, 1996                            2,651,735
                                                                                 =========

         At April 27, 1996, options to purchase 1,937,984 shares of the Company's common stock were exercisable on various dates through March 8, 2005, at prices ranging from $1.50 to $12.75 per share. In addition, at April 27, 1996, there were options to purchase 1,204,262 shares of the Company's common stock available for grant under the Company's stock option plans. The computation of net income (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable, primarily from stock options and warrants.

NOTE F - MARKETABLE SECURITIES

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), was adopted by the Company at the beginning of fiscal 1994. SFAS 115 requires that investments be classified as "held-to-maturity", "available-for-sale" or "trading securities". At April 27, 1996, the Company classified all of its investments in securities which did not meet the definition of cash equivalents as marketable securities available-for-sale. Investment securities available-for-sale are those securities not held as trading securities nor as held-to-maturity securities. These securities are reported at fair value, with unrealized gains and losses, net of related income taxes reported as a separate component of stockholders' equity.

         The carrying values (cost) and estimated market values of investment securities available-for-sale are summarized as follows:

                                                                     As of April 27, 1996
                                                 -----------------------------------------------------------
                                                                                    Gross              Gross
                                                                               Unrealized         Unrealized
                                                                  Fair            Holding            Holding
                                                       Cost      Value             Losses              Gains
                                                 -----------------------------------------------------------
U.S. state and local government agency issues    $ 3,208,415     $3,106,151     $102,264                $  -

THE CLOTHESTIME, INC.

Maturities of investment securities available-for-sale are summarized as follows:

                                                                                        As of April 27, 1996
                                                                                        --------------------
                           Within 1 year                                                    $        -
                           After 1 year through 5 years                                      1,003,835
                           After 5 years through 10 years                                    2,204,580
                           After 10 years                                                            -
                                                                                            ----------
                                                                                            $3,208,415




                                                                                        For the period ended
                                                                                             April 27, 1996
                                                                                        --------------------
Proceeds from sales of investment

  securities available-for-sale                                                             $       -
Gross realized gains on sales of
  investment securities available-for-sale                                                  $       -
Gross realized losses on sales of
  investment securities available-for-sale                                                  $       -
Net unrealized holding loss on available-for-sale securities included
  as a component of stockholders' equity                                                    $ 102,264


All realized gains and losses are computed on the specific identification basis.

Investment securities available-for-sale include securities having a fair value of $2,120,000 held as collateral under the prepetition revolving credit facility debt.

NOTE G - SUBSEQUENT EVENTS

         By notice dated May 24, 1996 and effective June 1, 1996, the Company reduced the maximum line of credit under the DIP Financing Agreement to $25.0 million. Because of the limits on borrowing established by the Company's inventory levels (see Note B - Debtor in Possession Financing, herein), the reduction will have no effect on availability of funds under the DIP Financing Agreement.

         In May 1993, the Company purchased various "point of sale" computer equipment and related software (collectively, the "POS Equipment") used in certain of the Company's retail stores to record data regarding sales transactions, which data is simultaneously transferred to the Company's central computer system and used to track, among other things, inventory levels and sales performance. The Company financed the POS Equipment through a capital lease with MetLife Capital Corporation ("MetLife"). The lease obligation was in the aggregate original principal amount of $1,909,725 and was secured by the POS Equipment. See Note C - Liabilities Subject to Compromise, herein.

         As of the Petition Date, the aggregate unpaid amount of the Company's indebtedness to MetLife, including unpaid principal and accrued interest, was $1,035,335. On or about May 13, 1996, MetLife filed a motion (the "Motion") for relief from the automatic stay in the Company's chapter 11 case, pursuant to section 362 of the Bankruptcy Code, to permit MetLife to foreclose upon its liens on the POS Equipment or, alternatively, to require the Company to make "adequate protection" payments to MetLife to protect against any diminution to the value of the POS Equipment during the pendency of the Company's chapter 11 case. Subject to the approval of the Bankruptcy Court and final documentation, the Company and MetLife have entered into an agreement (the "MetLife Agreement") settling the matters that are the subject of the Motion and restructuring the Company's loan obligations to MetLife. Under the terms of the MetLife Agreement, MetLife will have an allowed secured claim (the "Secured Claim") in the

THE CLOTHESTIME, INC.

Company's chapter 11 case in the amount of $670,000 and the balance of MetLife's claim will be an allowed unsecured claim (the "Unsecured Claim") in the Company's chapter 11 case. In order to amortize the Secured Claim, the Company will (i) make monthly payments of $5,000 to MetLife, commencing in June 1996, which payments will be applied to reduce the principal amount of the Secured Claim, until the effective date of a plan of reorganization in the Company's chapter 11 case (the "Effective Date") and (ii) pay the remainder of the Secured Claim by making monthly payments to MetLife from and after the Effective Date in an amount equal to remaining principal plus interest at the Bank of America prime rate plus 200 basis points (up to a maximum of 10.5% per annum) amortized over a number of months equal to the difference between 60 and the number of monthly payments made to MetLife prior to the Effective Date. The Unsecured Claim will be treated and paid in accordance with the terms of any confirmed plan of reorganization in the Company's chapter 11 case.

         In June 1996, the Company received a tax refund in the amount of $9,450,136 relating to Fiscal 1995. Such amount has been deposited into a segregated account. See Part II, Item 1. Legal Proceedings, herein.

         On or about June 11, 1996, the Company filed a motion seeking authority from the Bankruptcy Court to (i) close 33 underperforming retail stores (the "Closed Stores"), (ii) conduct store closing sales at 18 of these stores located in Hawaii, Oregon and Washington and to retain a liquidation consultant and (iii) conduct store closing sales at the other 15 locations in other markets. The Company also intends to retain a lease consultant to review the leases of certain Closed Stores to determine whether such leases are marketable and if so, to market those leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHAPTER 11 REORGANIZATION

         On December 8, 1995, the Company and five of its subsidiaries commenced reorganization cases by filing voluntary petitions for relief under chapter 11, title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (collectively, the "Chapter 11 Petitions"). See "Liquidity and Capital Resources" below.

         The Company decided to seek bankruptcy protection after an extensive review of the current retail environment and the Company's operations. Management determined that filing the Chapter 11 Petitions would allow the Company the needed time and flexibility to restructure its operations.

CONSOLIDATED RESULTS OF OPERATIONS

         The consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to all adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of the confirmation and implementation of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, compliance with the debtor-in-possession financing agreement and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations.

THE CLOTHESTIME, INC.


         The following table sets forth certain items in the consolidated statements of operations as a percentage of total revenues for the thirteen week period ended April 27, 1996 and April 29, 1995.



                                                                             Thirteen weeks ended
                                                                    April 27, 1996      April 29, 1995
                                                                    --------------      --------------
Total revenues                                                             100.0%               100.0%
  Cost of sales, including  buying and distribution
   and occupancy costs                                                      67.9                 74.3
  Selling, general and administrative expenses                              42.1                 34.5
  Interest expense                                                           0.2                  0.5
  Other losses                                                                 -                  0.5
                                                                          ------               ------
Loss before reorganization costs and income taxes                          (10.2)                (9.8)
  Reorganization costs                                                       3.2                   -
                                                                          ------               ------
Loss before income taxes                                                   (13.4)                (9.8)
  Benefit for income taxes                                                     -                 (3.8)
                                                                          ------               ------
Net loss                                                                   (13.4)%               (6.0)%
                                                                          ======               ======



NET SALES

         Net sales decreased 40% in the first quarter of Fiscal 1996 to $43.7 million compared to $72.3 million in the first quarter of Fiscal 1995. Comparable store sales (stores in operation for at least 15 months) decreased by 23% in the first quarter of Fiscal 1996 as compared with the first quarter of Fiscal 1995. Management attributes this decline in sales to two principal factors. First, the Company ended the first quarter of Fiscal 1996 with 178 fewer stores than at the end of the comparable period in Fiscal 1995. Second, new merchandise shipments sharply declined following the filing of the Chapter 11 Petitions causing inventory levels to fall far below that which the Company planned. Lack of new merchandise in the beginning of the first quarter, coupled with an already low level of inventory in the stores as a result of aggressive pricing decisions made in the fourth quarter, created an overall negative perception with many of its customers, which also contributed to a decline in sales.

         The Company's primary target market is women in the 18 to 34 age group. While customer demographics revealed that this age represents a significant portion of our customers, the Company still maintains a lesser customer base in the 14 to 17 and 35 and over age groups. The Company's business is comprised of two principal selling seasons: Spring (the first and second quarters) which includes the period during which spring and summer styles are introduced; and, Fall (the third and fourth quarters) which includes the back-to-school, winter and Christmas selling seasons. Consistent with the majority of clothing retailers, the Company normally posts its strongest sales during the fourth quarter as a result of a stronger Christmas selling period compared to its summer and early Fall selling periods. First quarter sales are generally lower than sales in the other quarters primarily as a result of the higher sales activity during the fourth quarter. However, during the past two fiscal years, the Company has realized higher sales levels during the Spring seasons rather than the Fall seasons. Management believes that this was primarily due to the highly competitive promotional environment surrounding the holiday seasons as well as the lack of consumer acceptance of merchandise offered. As is the case for most clothing retailers, abnormal seasonal weather also may affect sales because the seasonal merchandise then in the stores may not correspond to the merchandise consistent with the abnormal weather. In addition, since most of the Company's stores are located in non-enclosed retail locations as opposed to enclosed malls, the Company's sales can be adversely affected by abnormal rain or other inclement weather. There was no evidence of adverse weather affecting sales during the first quarter of fiscal 1996.

THE CLOTHESTIME, INC.

INTEREST AND OTHER INCOME; INTEREST EXPENSE; OTHER LOSSES

         Interest and other income decreased to $81 thousand in the first quarter of Fiscal 1996, compared to $372 thousand in the first quarter of Fiscal 1995 as a result of a lower invested cash balance.

         Interest expense decreased to $78 thousand in the first quarter of Fiscal 1996, compared to $375 thousand in the first quarter of Fiscal 1995. This decrease is attributable to the Company not recording approximately $364 thousand in interest during the first quarter of Fiscal 1996, consistent with certain accounting rules applicable to a company which has filed for chapter 11 protection. The interest expense recorded in the first quarter of Fiscal 1995 resulted from borrowings of $1.4 million made during the first quarter of Fiscal 1995, bank loans of $1.9 million taken out in the fourth quarter of Fiscal 1993, a capital lease obligation of $1.9 million entered into during Fiscal 1993, and outstanding borrowings under the revolving credit facility in Fiscal 1995. See Note C to Condensed Consolidated Financial Statements.

         The $393 thousand in other losses incurred in the first quarter of Fiscal 1995 was attributable to losses from sales of marketable securities.

COST OF SALES

         Cost of sales as a percentage of total revenues decreased to 67.9% in the first quarter of Fiscal 1996 as compared with 74.3% in the first quarter of Fiscal 1995, primarily as a result of the Company taking fewer markdowns. Fewer markdowns were necessary in the first quarter of Fiscal 1996 as a result of the aggressive markdowns taken in the fourth quarter of Fiscal 1995 which cleared out Fall merchandise and the sharp decrease in new merchandise shipments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percentage of total revenues increased to 42.1% for the first quarter in Fiscal 1996 compared with 34.5% for the first quarter in Fiscal 1995. The overall increase in expenses as a percentage of revenues in the current year was due to increases in (i) advertising costs; (ii) store operations and supervisory payroll; (iii) store maintenance and depreciation and (iv) other expenses attributable to store operations and administration. Advertising expenses were higher as the Company launched a major advertising campaign in the month of April 1996 in an attempt to increase sales and increase public awareness. Store operations and supervisory payroll were higher for the quarter primarily as a result of staffing to support higher than realized sales levels. Increases in other expenses as a percentage of revenues were incurred due to decreased leverage on fixed operating expenses resulting from fewer stores and lower average sales.

REORGANIZATION COSTS

         Reorganization costs includes all costs associated with the reorganization under chapter 11. During the first quarter of Fiscal 1996, the Company incurred reorganization costs of $1.4 million, relating primarily to legal, accounting and other professional fees. The Company anticipates that it will incur additional reorganization costs throughout its chapter 11 reorganization. See Note D to Condensed Consolidated Financial Statements.

BENEFIT FOR INCOME TAXES

         No income tax benefit has been recorded for the first quarter of Fiscal 1996 because the Company has exhausted its available net operating loss carrybacks permitted under the Federal and state tax codes. The benefit of net operating loss carryforwards will be reflected in future periods when it becomes more likely than not that the benefit will be realized. The Company's effective benefit rate was 39.2% for the first quarter of Fiscal 1995.

THE CLOTHESTIME, INC.

NET LOSS AND LOSS PER SHARE

         Net loss and loss per share for the first quarter of Fiscal 1996 were $5.9 million and $0.41, respectively. This compared with net loss and loss per share of $4.3 million and $0.31, respectively, for the first quarter of Fiscal 1995. The increase in net loss for Fiscal 1996 as compared to Fiscal 1995 was due principally to $1.4 million of reorganization charges incurred during the first quarter of Fiscal 1996.

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

         Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except as approved by the Bankruptcy Court, principal and interest payments on prepetition debt have not been made since the Petition Date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. As a result, $54.0 million has been established as liabilities subject to compromise. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts.

         The prohibition on payments of prepetition liabilities as a result of the chapter 11 filing enabled the Company to report $18.1 million in cash and cash equivalents at April 27, 1996.

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

         The Company is in the process of developing a long term business plan around which the framework of a plan of reorganization will be developed. As a part of this process, the Company will be assessing the effects of new merchandising and marketing strategies on operating results and assessing the desirability of further store closings. Further store closings and rejections of leases and other executory contracts will result in increased reorganization costs. In June 1996, the Company decided to close 33 underperforming stores.
See Part II, Item 5. Other Information, herein.

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

         Subsequent to the chapter 11 filing, the Company reached an agreement with The CIT Group/Business Credit, Inc. to provide debtor in possession financing (the "DIP Facility"). The DIP Facility was approved by the Bankruptcy Court on January 9, 1996. At April 27, 1996, the DIP Facility provided for revolving loans to be made up to the lesser of (a) $40 million or (b) the lesser of (i) 60% of eligible inventory valued on a cost basis and (ii) 36.5% of eligible inventory valued on a retail basis, subject to adjustment. Up to $25 million of the revolving line of credit may be in the form of letters of credit determined as provided under the agreement. Cash borrowings bear interest at either a reference rate plus 0.5% or LIBOR plus 2.5%, at the option of the Company. The agreement contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization, the establishment of maximum levels

THE CLOTHESTIME, INC.

of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. For a discussion of a reduction in the maximum line of credit under the DIP Facility, see Note G to Condensed Consolidated Financial Statements.

         The Company did not use the direct borrowing capacity on the line during the first quarter of Fiscal 1996. There were $2.1 million of letters of credit outstanding at April 27, 1996. The DIP Facility will terminate on the earlier of December 8, 1997 or the date of consummation of a plan of reorganization, subject to earlier termination. Cash borrowings and letters of credit issued under the agreement have been granted superpriority status by the Bankruptcy Court over all obligations except certain administrative expenses, as defined in the agreement. The DIP Facility is more fully described in Note B to Condensed Consolidated Financial Statements.

         General

         The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and pay professional and administrative fees in connection with its reorganization.

         Net cash used in operating activities was $16.1 million for the first quarter of Fiscal 1996, compared to $11.8 million for the first quarter of Fiscal 1995. The Company's cash used in operations was impacted by losses in the first quarter of Fiscal 1996 and an increase in merchandise inventories, partially offset by an increase in accounts payable related to merchandise purchases. Merchandise inventories increased to $24.1 million at the end of the first quarter of Fiscal 1996, from $8.6 million at the end of Fiscal 1995. The increase in inventory for the first quarter of Fiscal 1996 can be attributed to seasonal inventory fluctuations and inventory returning to planned levels following aggressive markdowns taken in the fourth quarter of Fiscal 1995 and the delay in receiving merchandise due to the initial uncertainty in the vendor and factor community caused by the chapter 11 filing until the DIP Facility was approved.

         The Company has an indirect relationship with the factoring community, which assists vendors of merchandise inventories in securing up front payment (as opposed to payment terms from the Company directly) for goods shipped to the Company. Subsequent to the approval of the DIP Facility, factors have been willing to extend credit for goods shipped to the Company. To the extent that
(i) cash provided from operating activities is inadequate to meet the Company's liquidity requirements, (ii) the factors require greater credit support and/or
(iii) manufacturers are less willing to deliver merchandise pursuant to payment terms, short or long-term liquidity will be adversely impacted.

         Accounts payable increased to $14.6 million at the end of the first quarter of Fiscal 1996, from $11.1 million at the end of Fiscal 1995. The relative increase in accounts payable resulted primarily from an increase in merchandise inventories, as explained above. Accrued sales tax decreased to $1.6 million at the end of the first quarter of Fiscal 1996 from $2.0 million at the end of Fiscal 1995 primarily due to tax payment timing differences. Accrued payroll and related taxes decreased from $4.6 million at the end of Fiscal 1995 to $4.1 million at the end of the first quarter of Fiscal 1996 primarily due to decreasing group health and payroll-related tax payments. Other accrued liabilities increased $0.4 million from the end of Fiscal 1995 to the end of the first quarter of Fiscal 1996 due to an increase of $0.5 million in unearned premium and insurance claims accruals recorded relating to captive insurance, offset by a net decrease of $0.1 million in various other components.

         During Fiscal 1996, the Company has a capital spending limit of $2.0 million under the DIP Facility. Management believes this amount is more than adequate to meet the capital requirements of the Company. Although the Company plans no new store openings during Fiscal 1996, capital expenditures for store maintenance, system enhancements and various other corporate expenditures are anticipated.

         The DIP Facility, cash on hand, revenues generated from operations, credit terms extended by the vendor and factor community, tax refunds and anticipated expense reduction measures will be the principal sources of liquidity. See Part II, Item 1. Legal Proceedings, herein for a discussion of the litigation involving the tax refund. Although the Company believes that these sources will be sufficient to meet the Company's operating and capital requirements, the Company is unable to predict the extent to which the negative retail apparel environment will continue at its current or at an accelerated rate and the extent to which the public will accept the Company's merchandise during the bankruptcy period. To the extent that results of operations

THE CLOTHESTIME, INC.

continue to decline, short and long term liquidity will be adversely affected, particularly if the availability of funds under the DIP Facility are significantly decreased or are no longer made available.

Forward-Looking Statements

         Included in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report are certain forward-looking statements reflecting management's current expectations. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurance that the Company's financial goals will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the competition in the retail industry and in the women's specialty market segment, the general economic factors affecting consumer spending particularly in the geographic markets in which the Company competes, customer acceptance of the merchandise offered by the Company, pricing and other competitive factors. The Company cannot predict how these factors will be additionally impacted by the Company's chapter 11 filing. In addition, there are uncertainties inherent in the process of reconciling claims, rejecting and assuming executory contracts and unexpired leases, formulating and confirming a plan of reorganization and other events in the context of the Company's chapter 11 filing.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The following discussion provides general background information regarding developments in the Company's chapter 11 cases since January 27, 1996 through approximately June 10, 1996, but is not intended to be an exhaustive summary. For additional information regarding the Company's chapter 11 cases reference should be made to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996 (the "Annual Report"), Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation herein, the Notes to Consolidated Financial Statements herein and Part II, Item 5. Other Information, herein.

         Since the Petition Date, the Company has continued in possession of its properties and, as a debtor in possession, is authorized to operate and manage its business and to enter into all transactions (including obtaining services, supplies and inventories) that it could have entered into in the ordinary course of business had there been no bankruptcy. The Company may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where necessary.

         The Company has the right, subject to the approval of the Bankruptcy Court, under relevant provisions of the Bankruptcy Code, to assume or reject executory contracts and unexpired leases, including real property leases. Certain parties to such executory contracts and unexpired leases with the Company, including parties to such real property leases, may file motions with the Bankruptcy Court seeking to require the Company to assume or reject those contracts or leases. In this context, "assumption" requires that the Company cure, or provide adequate assurance that it will cure, all existing defaults under the contract or lease and provide adequate assurance of future performance under relevant provisions of the Bankruptcy Code; and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease.

         Rejection of an executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach, which claim shall be allowed or disallowed as if such claim had arisen before the date of the filing of the petition. By order of the Bankruptcy Court, effective February 5, 1996, the Company obtained an extension of time within which to assume or reject its non-residential real property leases through and including the confirmation date of its plan of reorganization, except for certain leases of non-residential real property and certain objecting landlords for which the time within which such leases must be assumed or rejected was extended to September 30, 1996. Since the Petition Date and as of June 10, 1996, the Company had rejected 142 retail store leases. The Company anticipates filing a motion to assume and assign or to reject additional leases in connection with the store closings described below. See also Part II, Item 5. Other Information, herein.

THE CLOTHESTIME, INC.

         By order entered May 6, 1996, the Bankruptcy Court fixed July 15, 1996 as the date by which all creditors (with certain limited exceptions) must file proofs of claim against the Company with respect to prepetition claims (or be forever barred from (i) asserting claims that such person or entity possesses against the Company and (ii) voting upon, or receiving distribution under, any plan or reorganization).

         Described below are certain proceedings now pending in the Bankruptcy Court.

         As discussed in the Company's Annual Report, (i) on January 24, 1996, Wells Fargo Bank, N.A., individually and as agent for itself and Union Bank (collectively, "Wells"), commenced an adversary proceeding in the Bankruptcy Court, Adversary Proceeding No. 96-1100, against the Debtors claiming that a tax refund, then estimated to be approximately $9.3 million is subject to Wells' prepetition lien on certain of the Company's assets (the "Tax Refund Litigation"); and (ii) on January 5, 1996, the Company commenced an adversary proceeding in the Bankruptcy Court against Wells, Adversary Proceeding No. 96-01017, seeking a judicial determination and declaration that Wells does not hold a valid and perfected security interest in certain credit card receivables or a deposit account or, alternatively, that the security interest, if any, held by Wells in such property can be avoided (the "Credit Card Litigation").

         The parties are in settlement discussions on the Tax Litigation and the Credit Card Litigation; however, no agreement has yet been reached. The
Company can not predict whether or when any settlement will be reached. Any settlement would require approval of the Bankruptcy Court after notice and a hearing. Pursuant to stipulations entered in the Tax Refund Litigation, the Company has deposited the tax refund in a segregated account with Wells. See Note G to Condensed Consolidated Financial Statements.

         In May 1993, the Company purchased various "point of sale" computer equipment and related software (collectively, the "POS Equipment") used in certain of the Company's retail stores to record data regarding sales transactions. Such data is simultaneously transferred to the Company's central computer system and used to track, among other things, inventory levels and sales performance. The Company financed the POS Equipment through a capital lease with MetLife Capital Corporation ("MetLife"). The lease obligation was in the aggregate original principal amount of $1,909,725 and was secured by the POS Equipment. See Note C to Condensed Consolidated Financial Statements.

         As of the Petition Date, the aggregate unpaid amount of the Company's indebtedness to MetLife, including unpaid principal and accrued interest, was $1,035,335. On or about May 13, 1996, MetLife filed a motion (the "Motion") for relief from the automatic stay in the Company's chapter 11 case, pursuant to section 362 of the Bankruptcy Code, to permit MetLife to foreclose upon its liens on the POS Equipment or, alternatively, to require the Company to make "adequate protection" payments to MetLife to protect against any diminution to the value of the POS Equipment during the pendency of the Company's chapter 11 case. Subject to the approval of the Bankruptcy Court, the Company and MetLife have entered into an agreement (i) settling the matters that are the subject of the Motion and (ii) restructuring the Company's loan obligations to MetLife (the "MetLife Agreement"). Under the terms of the MetLife Agreement, MetLife will have an allowed secured claim (the "Secured Claim") in the Company's chapter 11 case in the amount of $670,000 and the balance of MetLife's claim will be an allowed unsecured claim (the "Unsecured Claim") in the Company's chapter 11 case. To amortize the Secured Claim, the Company (i) will make monthly payments to MetLife in the amount of $5,000, commencing in June 1996, which payments will be applied to reduce the principal amount of the Secured Claim, until the effective date of a plan of reorganization in the Company's chapter 11 case (the "Effective Date") and (ii) will pay the remainder of the Secured Claim by making monthly payments to MetLife from and after the Effective Date in an amount equal to remaining principal plus interest at the Bank of America prime rate plus 200 basis points (up to a maximum of 10.5% per annum) amortized over a number of months equal to the difference between 60 and the number of monthly payments made to MetLife prior to the Effective Date. The Unsecured Claim will be treated and paid in accordance with the terms of any confirmed plan of reorganization in the Company's chapter 11 case.

         On or about June 11, 1996, the Company filed a motion seeking authority from the Bankruptcy Court to (i) close 33 underperforming retail stores (the "Closed Stores"), (ii) conduct store closing sales at 18 of these stores located in Hawaii, Oregon and Washington and to retain a liquidation consultant and (iii) conduct store closing sales at the other 15 locations in

THE CLOTHESTIME, INC.

other markets. The Company also intends to retain a lease consultant to review the leases of certain Closed Stores to determine whether such leases are marketable and if so, to market those leases. The Company has requested that the motion be heard in June, 1996. In July, the Company anticipates filing a motion to assume and assign any leases for Closed Stores which are successfully marketed and to reject the balance of the leases for the Closed Stores.

         To the best of management's knowledge, there are no other material pending legal proceedings. The Company is, however, subject to other legal proceedings and claims which have arisen in the ordinary course of its business.

ITEM 5.  OTHER INFORMATION

         As a part of its continuing review of operations, Management determined that a number of stores were underperforming and should be closed. On or about June 11, 1996, the Company filed a motion seeking authority from the Bankruptcy Court to (i) close 33 underperforming retail stores (the "Closed Stores"), (ii) conduct store closing sales at 18 of these stores located in Hawaii, Oregon and Washington and to retain a liquidation consultant and (iii) conduct store closing sales at the other 15 locations in other markets. The Company also intends to retain a lease consultant to review the leases of certain Closed Stores to determine whether such leases are marketable and if so, to market those leases. The Company has requested that the motion be heard in June, 1996. The store closings will result in a withdrawal of the Company from the markets in Hawaii, Oregon and Washington.

         In July, the Company anticipates filing a motion to assume and assign any leases for Closed Stores which are successfully marketed and to reject the balance of the leases for the Closed Stores.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  27.  Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended April 27, 1996.

THE CLOTHESTIME, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE CLOTHESTIME, INC.

Date:    June 11, 1996                      By:    /s/ John Ortega II
                                                   -----------------------------
                                                   John Ortega II
                                                   Chairman of the Board
                                                   and Chief Executive Officer


Date:    June 11, 1996                      By:    /s/ David A. Sejpal
                                                   -----------------------------
                                                   David A. Sejpal
                                                   Vice President -
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)