Form 10-Q
period 1996-07-27
CLOTHESTIME INC
filed 1996-09-10
CIK 727739

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For quarterly period ended July 27, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from _______________ to ________________


                         Commission file number 0-12203



                             THE CLOTHESTIME, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                     33-0469138
- -----------------------------------------              ---------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                      Identification Number)


5325 E. Hunter Avenue, Anaheim, California                    92807
- ------------------------------------------              ---------------------
 (Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code: (714)779-5881


                                Not Applicable
- ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: As of September 6, 1996, 14,198,241 shares of the issuer's common stock, $.001 par value per share, were outstanding.


                                         This Form 10-Q consists of 25 Pages
                                         Exhibit Index on Page 25

THE CLOTHESTIME, INC.




INDEX TO FORM 10-Q




                                     INDEX



                                                                                                          PAGE
                                                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - July 27, 1996 and January 27, 1996....................   3

          Condensed Consolidated Statements of Operations - Thirteen and
            Twenty-six weeks ended July 27, 1996 and July 29, 1995 .....................................   4

          Condensed Consolidated Statements of Cash Flows- Twenty-six weeks
            ended July 27, 1996 and July 29, 1995 ......................................................   5

          Notes to Condensed Consolidated Financial Statements - July 27, 1996..........................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........  12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................  18

Item 4.   Submission of Matters to a Vote of Security Holders...........................................  21

Item 5.   Other Information.............................................................................  22

Item 6.   Exhibits and Reports on Form 8-K..............................................................  23


SIGNATURES..............................................................................................  24

EXHIBIT INDEX...........................................................................................  25

THE CLOTHESTIME, INC.




                        PART I. -- FINANCIAL INFORMATION

ITEM 1. -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                               July 27, 1996     January 27, 1996
                                                                               -------------     ----------------
 Assets
 Current Assets
   Cash and cash equivalents                                                   $ 29,493,558         $ 34,477,823
   Marketable securities available-for-sale, net of allowances                    3,099,314            3,191,737
     of $109,101 and $16,678
   Merchandise inventories                                                       18,444,373            8,551,207
   Income taxes receivable                                                             -               9,336,008
   Prepaid expenses and other current assets                                      2,684,041            2,707,926
   Deferred income taxes                                                            471,000              471,000
                                                                               ------------         ------------
 Total Current Assets                                                            54,192,286           58,735,701
                                                                               ------------         ------------
   Investments                                                                    1,174,497            1,174,497
                                                                               ------------         ------------
   Property, plant and equipment - on the basis of cost                          51,229,216           55,281,631
   Less:  accumulated depreciation & amortization                               (28,725,442)         (27,384,443)
                                                                               ------------         ------------
                                                                                 22,503,774           27,897,188
   Other assets                                                                     416,486              472,766
                                                                               ------------         ------------
 Total Assets                                                                  $ 78,287,043         $ 88,280,152
                                                                               ============         ============
 Liabilities and Shareholders' Equity (Deficiency)
 Current Liabilities
   Accounts payable                                                            $  9,935,138         $ 11,074,076
   Accrued sales tax                                                              1,359,707            1,982,300
   Accrued payroll and related taxes                                              3,802,283            4,629,524
   Other accrued liabilities                                                      8,368,403            8,378,305
                                                                               ------------         ------------
 Total Current Liabilities                                                       23,465,531           26,064,205
                                                                               ------------         ------------
 Long-term Liabilities
   Deferred income taxes                                                            471,000              471,000
   Capital lease obligation                                                         660,000                 -
                                                                               ------------         ------------
 Total long-term Liabilities                                                      1,131,000              471,000
                                                                               ------------         ------------
 Liabilities subject to compromise                                               55,512,973           53,433,703
                                                                               ------------         ------------
 Shareholders' Equity (Deficiency)
   Common Stock, $.001 par value, authorized 50,000,000 shares issued and outstanding - 14,198,241 shares at July 27, 1996 and January 27, 1996,
   respectively                                                                      14,763               14,763
 Additional paid-in capital                                                      10,861,514           10,861,514
 Retained earnings (accumulated deficit)                                         (7,739,422)           2,301,860
 Less:  Treasury stock, 565,000 shares at cost at July 27, 1996
   and January 27, 1996, respectively                                            (4,850,215)          (4,850,215)
 Securities valuation allowance                                                    (109,101)             (16,678)
                                                                               ------------         ------------
 Total Shareholders' Equity (Deficiency)                                         (1,822,461)           8,311,244
                                                                               ------------         ------------
 Total Liabilities and Shareholders' Equity (Deficiency)                       $ 78,287,043         $ 88,280,152
                                                                               ============         ============



See Notes to Condensed Consolidated Financial Statements

THE CLOTHESTIME, INC.




CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                            -----------------------------       ------------------------------
                                                              July 27,         July 29,          July 27,           July 29,
                                                                1996             1995              1996               1995
                                                            -----------       -----------       ------------      ------------
 Revenues:
   Net Sales                                                $59,492,362       $89,282,033       $103,159,343      $161,629,272
   Interest and other income                                     62,688            68,349            143,458           440,815
                                                            -----------       -----------       ------------      ------------
                                                             59,555,050        89,350,382        103,302,801       162,070,087
                                                            -----------       -----------       ------------      ------------
 Costs and Expenses:
   Cost of sales, including buying and distribution
     and occupancy costs                                     41,710,236        65,534,612         71,429,416       119,557,059
   Selling, general and administrative expenses              17,748,219        24,085,325         36,159,704        49,168,729
   Interest expense                                              14,765           181,283             92,395           556,183
   Other losses                                                    -               11,625               -              404,956
                                                            -----------       -----------       ------------      ------------
                                                             59,473,220        89,812,845        107,681,515       169,686,927
                                                            -----------       -----------       ------------      ------------
 Income (loss) before reorganization costs
   and income taxes                                              81,830          (462,463)        (4,378,714)       (7,616,840)
   Reorganization costs                                       4,271,332              -             5,662,568              -
                                                            -----------       -----------       ------------      ------------
 Loss before income taxes                                    (4,189,502)         (462,463)       (10,041,282)       (7,616,840)
   Benefit for income taxes                                        -              (13,716)              -           (2,818,231)
                                                            -----------       -----------       ------------      ------------

 Net Loss                                                   $(4,189,502)      $  (448,747)      $(10,041,282)     $ (4,798,609)
                                                            ===========       ===========       ============      ============

 Loss per share                                             $     (0.30)      $     (0.03)      $      (0.71)     $      (0.34)
                                                            ===========       ===========       ============      ============

 Weighted average number of shares outstanding
                                                             14,198,241        14,187,443         14,198,241        14,184,966
                                                            ===========       ===========       ============      ============



See Notes to Condensed Consolidated Financial Statements

THE CLOTHESTIME, INC.




CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              Twenty-six weeks ended
                                                                          -------------------------------
                                                                            July 27,           July 29,
                                                                              1996               1995
                                                                          ------------       ------------
 Operating Activities:
   Net loss                                                               $(10,041,282)      $ (4,798,609)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
   Non cash reorganization costs                                             4,783,262               -
   Depreciation and amortization                                             3,267,655          4,546,347
   Loss on sales of marketable securities                                         -               404,956
 Changes in operating assets and liabilities:
   Increase in merchandise inventories                                      (9,893,166)        (9,780,614)
   Decrease in income taxes receivable                                       9,336,008          2,476,428
   (Increase) decrease in prepaid expenses and other assets                     80,165         (1,486,115)
   Increase (decrease) in accounts payable                                     (21,734)         6,623,137
   Decrease in accrued payroll and related taxes                              (827,241)          (475,146)
   Decrease in accrued sales tax and other accrued liabilities              (1,368,595)        (1,597,337)
                                                                          ------------       ------------
 Net cash used in operating activities                                      (4,684,928)        (4,086,953)
                                                                          ------------       ------------
 Investing activities:
   Investment in marketable securities                                            -               (11,534)
   Proceeds from sales of marketable securities                                   -             4,718,600
   Purchases of property, plant, and equipment                                 (46,433)          (585,135)
                                                                          ------------       ------------
 Net cash provided by (used in) investing activities                           (46,433)         4,121,931
                                                                          ------------       ------------
 Financing Activities:
   Net repayments under revolving credit facility                             (242,904)       (35,153,000)
   Proceeds from long-term debt                                                   -             1,400,000
   Principal payments under long-term debt                                     (10,000)          (379,805)
   Proceeds from the exercise of stock options                                    -                15,591
                                                                          ------------       ------------
   Net cash used in financing activities                                      (252,904)       (34,117,214)
                                                                          ------------       ------------
 Decrease in cash and cash equivalents                                      (4,984,265)       (34,082,236)
 Cash and cash equivalents at beginning of year                             34,477,823         40,829,741
                                                                          ------------       ------------

 Cash and cash equivalents at end of quarter                              $ 29,493,558       $  6,747,505
                                                                          ============       ============
 Supplemental disclosure of cash flow information:
   Income taxes paid                                                      $      3,000       $     19,970
   Interest paid                                                          $       -          $    556,183
   Income tax refunds received                                            $  9,443,657       $       -



See Notes to Condensed Consolidated Financial Statements

THE CLOTHESTIME, INC.




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) JULY 27, 1996


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

      Liabilities subject to compromise in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of July 27, 1996, subject to adjustment in the reorganization process. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. As a general matter, the treatment of these liabilities will be determined as a part of the formulation and confirmation of a plan of reorganization. See Note C - Liabilities Subject to Compromise, herein.

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

      As of July 27,1996 cash and cash equivalents included $12.7 million being held in segregated accounts pursuant to various agreements in the Company's Bankruptcy Cases. Such amount has been reduced to $3.3 million as a result of payments to creditors and release of funds to the Company pursuant to a settlement agreement dated as of August 28, 1996. See Note F - Subsequent Events, herein.

      The principal business of the Company is the retail sale of junior size women's clothing. As of July 27, 1996, the Company operated stores in 17 states and Puerto Rico, with a large concentration of stores in California, Florida and Texas. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with

THE CLOTHESTIME, INC.

generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of The Clothestime, Inc. and its consolidated group of subsidiaries, MRJ, Stores, Insurance, International, Investment and Acquisition. All material intercompany balances and transactions have been eliminated in consolidation. The operating results for the twenty-six week period ended July 27, 1996 are not necessarily indicative of the results that may be expected for the year ending January 25, 1997 ("Fiscal 1996"). For further information, refer to the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended January 27, 1996 ("Fiscal 1995").


NOTE B - DEBTOR IN POSSESSION FINANCING

      The Company, through Stores, has a financing agreement with The CIT Group/Business Credit, Inc. (the "DIP Lender") for debtor in possession financing (the "DIP Facility"). At July 27, 1996, the agreement provided for revolving loans to be made up to the lesser of (a) $25 million or (b) the lesser of (i) sixty percent (60%) of eligible inventory valued on a cost basis and (ii) thirty-six and one half percent (36.5%) of eligible inventory valued on a retail basis, subject to adjustment. The revolving line of credit may be in the form of letters of credit determined as provided under the agreement.

      Cash borrowings bear interest at a reference rate plus one half of one percent (0.5%) per annum or, at the request of Stores, the London Interbank Rate plus two and one half percent (2.5%). The agreement calls for a loan facility fee of $250,000, a semi-annual inventory management fee of $30,000, an unused line fee of 3/8% per annum and a letter of credit fee of 1% per annum. As of July 27, 1996, the Company had not used the direct borrowing capacity on the line and had outstanding letters of credit in the amount of $2.0 million.

      The agreement contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization, the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. In addition, the DIP Lender required a negative pledge on Stores' merchandise inventory and proceeds. Effective August 1, 1996, the DIP Facility was amended to revise certain financial covenants and other provisions. (See Note F - Subsequent Events, herein). The Company was in compliance with or had obtained waivers for all such covenants as of July 27, 1996. The term of the DIP Facility is the earlier of December 8, 1997 or the effective date of the Debtors' confirmed plan of reorganization, subject to earlier termination.

      Cash borrowings and letters of credit issued under the agreement have been granted super priority status by the Bankruptcy Court over all obligations except certain administrative expenses, as defined in the agreement.

THE CLOTHESTIME, INC.




NOTE C - LIABILITIES SUBJECT TO COMPROMISE

      Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date. Certain prepetition liabilities have been approved by the Bankruptcy Court for payment. At July 27, 1996 and January 27, 1996, such amounts to the extent not paid, were included in accrued expenses and other payables for the periods set forth below.


                                                                  July 27, 1996    January 27, 1996
                                                                  -------------    ----------------
        Revolving credit facility debt...........................  $15,364,357        $15,607,262
        Secured note payable to Wells Fargo Bank.................    1,358,000          1,358,000
        Secured notes payable to Union Bank......................    1,174,497          1,174,497
        Capital lease obligation.................................      345,222          1,001,637
        Accounts payable, trade..................................   21,888,444         20,771,240
        Estimated lease rejection claims.........................   11,482,113          8,871,043
        Other payables and accrued expenses......................    3,900,340          4,650,024
                                                                   -----------        -----------
                                                                   $55,512,973        $53,433,703
                                                                   ===========        ===========

      Prior to the Petition Date, the revolving credit facility debt bore interest at the bank's prime rate plus 1% and was due February 1, 1997. The banks assert a security interest in substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. The amount of revolving credit facility debt will be higher, and accounts payable, trade will be lower, by amounts paid under the credit facility pursuant to letters of credit. See Note F - Subsequent Events, herein, for a discussion of a settlement of certain claims relating to the revolving credit facility, including fixing the amount of the prepetition claim relating to such facility.

      The note payable to Wells Fargo Bank, N.A. ("Wells"), is secured by an office/warehouse building and underlying real property that the Company uses to house a portion of its administrative offices and warehouse facilities. The note bears interest based on LIBOR plus 1.5% and was due March 1, 2005. The two notes payable to Union Bank of California, N.A. ("Union"), which are secured by limited partnership interests in low-income housing projects, bear interest at 6.1% and 6.2% and were due in September 1998 and January 1999. (See Note
F - Subsequent Events, herein for a description of the sale of these partnership interests and payment to Union). The interest rates described above do not consider interest rates that may be applicable in the event of default.

      The capital lease obligation at January 27, 1996 was secured by certain "point of sale" computer equipment and related software (collectively, the "POS Equipment") acquired in connection with a capital lease with MetLife Capital Corporation ("MetLife"). On May 13, 1996, MetLife filed a motion (the "Motion") for relief from the automatic stay in the Company's chapter 11 case, pursuant to section 362 of the Bankruptcy Code, to permit MetLife to foreclose upon its liens on the POS Equipment or, alternatively, to require the Company to make "adequate protection" payments to MetLife to protect against any diminution to the value of the POS Equipment during the pendency of the Company's chapter 11 case. The Company and MetLife entered into an agreement (the "MetLife Agreement"), which was approved by the Bankruptcy Court on July 22, 1996, settling the matters that were the subject of the Motion and restructuring the Company's loan obligations to MetLife. Under the terms of the MetLife Agreement, MetLife will have an allowed secured claim (the "Secured Claim") in the Company's chapter 11 case in the amount of $670,000 and the balance of MetLife's claim will be an allowed unsecured claim (the "Unsecured Claim") in the Company's chapter 11 case. In order to amortize the Secured Claim, the Company will (i) make monthly payments of $5,000 to MetLife, commencing in June 1996, which payments will be applied to reduce the principal amount of the Secured Claim, until the effective date of a plan of reorganization in the Company's chapter 11 case (the "Effective Date") and (ii) pay the remainder of the Secured Claim by making monthly payments to MetLife from and after the Effective Date in an amount equal to remaining principal plus interest at the Bank of America prime rate plus 200 basis points (up to a maximum of 10.5% per annum) amortized over a number of months equal to the difference between 60 and the number of monthly payments made to MetLife prior to the Effective Date. The Secured Claim is reflected on the balance sheet in long-term liabilities and not in liabilities subject to compromise. The Unsecured Claim will be treated and paid in accordance with the terms of any confirmed plan of reorganization in the Company's chapter 11 case.

      A plan of reorganization ultimately approved by the Company's impaired prepetition creditors and shareholders and confirmed by the Bankruptcy Court may materially change the amounts and terms of prepetition liabilities.

THE CLOTHESTIME, INC.

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

      In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company is not required to record interest during chapter 11 proceedings on unsecured or undersecured prepetition debt. Interest expense on certain secured debt will continue to be accrued but is subject to settlement. No determination has been made regarding the value of the property interests that secure certain debt and, consequently, whether interest thereon will be paid. The Company has continued accruing interest on its secured prepetition debt obligations, except for the revolving credit facility debt, which the Company believes is undersecured. However, the Bankruptcy Court could determine that postpetition interest should be paid on this obligation. Contractual interest (computed without regard to default rates of interest) exceeds interest expense recorded in the accompanying condensed consolidated statement of operations for the twenty-six week period ended July 27, 1996 by approximately $723,454.


NOTE D - REORGANIZATION COSTS

      Reorganization costs recorded in the second quarter of Fiscal 1996 and the first six months of Fiscal 1996 consisted of:


                                                   Thirteen weeks ended     Twenty-six weeks ended
                                                      July 27, 1996             July 27, 1996
                                                   --------------------     ----------------------
     Write-off of leasehold improvements
       and fixtures associated with store
       closures net of proceeds                        $1,985,732                 $1,908,772
     Estimated store lease rejection claims
       net of proceeds from lease sales                 2,611,070                  2,569,818
     Other related store closure costs                     38,788                    161,513
     Professional fees                                   (297,979)                 1,198,881
     Interest income                                     (175,758)                  (410,477)
     Other                                                109,479                    234,061
                                                       ----------                 ----------
                                                       $4,271,332                 $5,662,568
                                                       ==========                 ==========

THE CLOTHESTIME, INC.




NOTE E - CAPITAL STOCK AND STOCK OPTION TRANSACTIONS

      The following table summarizes the activity under the Company's Stock Option Plans during the twenty-six week period ended July 27, 1996:

                                                                  Shares
                                                                 ---------
Options Outstanding, January 27, 1996                            2,815,788
  Activity during the period:

       Options Granted
       (per share amount: $1.00)                                    10,000

       Options Exercised                                               -

       Options Canceled
       (per share amounts: $1.50 to $12.75)                       (451,353)
                                                                 ---------
       Options outstanding, July 27, 1996                        2,374,435
                                                                 =========

      At July 27, 1996, options to purchase 1,728,174 shares of the Company's common stock were exercisable on various dates through June 19, 2005, at prices ranging from $1.50 to $12.75 per share. In addition, at July 27, 1996, there were options to purchase 1,476,002 shares of the Company's common stock available for grant under the Company's stock option plans. The computation of net loss per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period.

      The Company's common stock was delisted from The Nasdaq Stock Market, Inc., effective with the opening of business on July 26, 1996, because the Company no longer complies with the criteria established by The Nasdaq Stock Market, Inc. for continuation of listing. To the extent the market makers in the Company's stock continue to enter bids, the Company's common stock will be quoted in the OTC Bulletin Board, or, in the alternative, in the National Quotation Bureau's Pink Sheets.


NOTE F - SUBSEQUENT  EVENTS

      On July 11, 1996, the Company received Bankruptcy Court approval to (i) close 33 underperforming retail stores (the "Closed Stores"), (ii) retain a liquidation consultant to conduct store closing sales at 18 of these stores located in Hawaii, Oregon and Washington and (iii) conduct store closing sales at the other 15 locations in other markets. On July 22, 1996, the Company received Bankruptcy Court approval to reject certain of the leases for the Closed Stores and to retain a marketing consultant to market certain of the other leases. Effective July 31, the Company rejected the remaining leases for the Closed Stores and, in August, assumed and assigned one lease that had been marketed successfully. These store closings have resulted in a withdrawal of the Company from the markets in Hawaii, Oregon and Washington.

      Subject to Bankruptcy Court approval, the Company has agreed to a restructuring of the lease for its headquarters building. The base rent will be reduced, effective May 15, 1996, from 67.7 cents per square foot per month to 40 cents per square foot per month, or an annual reduction of approximately $400,000. The lease, as amended, will also provide for annualized adjustment based on the consumer price index of not less than 103% and not more than 105% of the base rent for the prior year. Any damages incurred by the lessor are capped at the annualized amount of the base rent for the year, and the Debtors will provide the lessors with a letter of credit for such amount. The term of the lease will also be extended to May 15, 2006. A hearing to approve the assumption of the lease, as amended, is scheduled for September 30, 1996.

      On August 28, 1996, the Bankruptcy Court approved the sale of, and on August 30, the Company sold, its interests in two limited partnerships for an aggregate consideration of $1,550,000. $1,229,443.46 of the net proceeds of the sale were paid to Union in full satisfaction of its secured loans. See Note C to Condensed Consolidated Financial Statements, herein. The balance of the net proceeds will be paid into a segregated account, will be subject to any other liens

THE CLOTHESTIME, INC.

against the partnership interests, including the lien (if any) of the Banks, and will not be used by the Debtors without further order of the Bankruptcy Court.

      On August 28, 1996, the Bankruptcy Court approved the extension of the Company's exclusive period to file a plan of reorganization until January 31, 1997, and its exclusive period to solicit acceptances of a plan until March 31, 1997. The Company cannot, at the present time, predict the contents of any proposed plan of reorganization or when or whether it will be accepted by the creditors or approved by the Bankruptcy Court. In addition, the Company may seek further extensions of the exclusive period; however there can be no assurance that the Bankruptcy Court will grant further extensions if requested.

      Effective August 1, 1996, the DIP Facility was amended to revise the covenant relating to the minimum required level of earnings before interest, income taxes, depreciation and amortization for the third quarter of Fiscal 1996 and certain other provisions.

      On August 28, 1996, the Bankruptcy Court approved a Settlement Agreement dated as of August 28, 1996 (the "Settlement Agreement") between Wells, Union, and Wells, as agent for itself and Union (in such capacity, the "Agent"), and the Debtors. The Settlement Agreement provides for the resolution of all claims and controversies relating to alleged security interests of Wells, the Agent and Union (collectively, the "Banks") in the following property (the "Disputed Collateral"): (i) refunds of federal, state and local income taxes in the amount of $9,452,726.29, representing tax refunds from the Internal Revenue Service in the amount of $9,450,146.00, from the State of Illinois in the amount of $2,280.29 and from the City of New York in the amount of $300.00 (collectively, the "Tax Refund"); (ii) certain funds held on deposit in segregated accounts pursuant to the terms of the parties' Amended Stipulation for Order (1) Clarifying Order Approving Centralized Cash Management Systems, etc., (2) Providing Adequate Protection for Alleged Collateral of Wells Fargo Bank, as Agent, to the Extent of Valid Liens and (3) Establishing Schedule for Resolution of Disputes, dated December 27, 1995; (iii) the Company's prepetition credit card accounts receivable; and (iv) fee and expense retainers paid by the Company to professionals prior to the commencement of the Bankruptcy Cases. The Settlement Agreement also fixes the allowed amount of the Banks' prepetition claims under the credit facilities evidenced by the Credit Agreement, dated as of February 28, 1995 between Stores, as borrower, the other Debtors, as Guarantors, and the Banks (the "Bank Claims") at $26,306,481.05, subject to increase for prepetition legal fees and expenses and certain contingent claims on account of letters of credit. Such amount has been and will be reduced by certain payments, including payments to be made pursuant to the Settlement Agreement. On or about September 5, 1996, pursuant to the terms of the Settlement Agreement and on account of the Banks' alleged security interests in the Disputed Collateral other than the Tax Refunds, the Banks (i) applied $3.1 million of the funds on deposit in certain segregated accounts held by the Company to reduce the Bank Claims (the "Initial Payment"), (ii) released the remainder of all funds (approximately $6.5 million) on deposit in such accounts to the Company and (iii) released the Banks' security interests in all Disputed Collateral other than the Tax Refund. In addition, pursuant to the terms of the Settlement Agreement and on account of the Banks' alleged security interests in the Tax Refund, the Company will make an additional payment to the Banks in the amount of $3,126,363.00 (plus interest accrued on such amount from August 29, 1996 through the date of payment and less certain letter of credit fees and expenses) (the "Remaining Payment") on the earlier of (i) the effective date of a plan of reorganization in any of the Bankruptcy Cases and (ii) May 30, 1997. The Remaining Payment also will be applied to reduce the amount of the Bank Claims.

      On September 5, 1996, to secure its obligation to make the Remaining Payment, the Company deposited the sum of $3,126,363.00 into a segregated account (the "Segregated Account") on which, under the terms of the Settlement Agreement, the Banks hold a first priority lien, subject and subordinate only to a lien securing the Company's reimbursement obligations under the letter of credit described below. As further security for its obligation to make the Remaining Payment, the Company will deliver a letter of credit (the "Letter of Credit") in favor of the Banks in the face amount of $3,241,095.24, representing the anticipated amount of the Remaining Payment. As security for the Company's reimbursement obligations under the Letter of Credit, the bank issuing the Letter of Credit will be granted a first priority perfected security interest in the Segregated Account.

THE CLOTHESTIME, INC.

      In consideration for the Remaining Payment and the related Segregated Account and Letter of Credit arrangements described above, the Banks: (i) have released the balance of the Tax Refund to the Company; and (ii) have released their alleged security interests in the Tax Refund, subject to reinstatement if, but only if, the Company or any other party in interest commences any judicial or other proceeding seeking to enjoin or otherwise interfere with the Banks' rights under the terms of the Settlement Agreement to apply funds on deposit in the Segregated Account or to draw upon the Letter of Credit, in either case in satisfaction of the Company's obligation to make the Remaining Payment. In addition, under the terms of the Settlement Agreement, the Adversary Proceedings will be dismissed.

      The Company projects that the aggregate consideration to be paid to the Banks under the terms of Settlement Agreement, consisting of the sum of the Initial Payment and the Remaining Payment and assuming a final payment date of May 30, 1997, will be $6,341,095.24.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHAPTER 11 REORGANIZATION

      On December 8, 1995, Clothestime and five of its subsidiaries commenced reorganization cases by filing voluntary petitions for relief under chapter 11, title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (collectively, the "Chapter 11 Petitions"). See "Liquidity and Capital Resources" below.

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

THE CLOTHESTIME, INC.

      The following table sets forth certain items in the consolidated statements of operations as a percentage of total revenues for the thirteen week and twenty six week periods ended July 27, 1996 and July 29, 1995.

                                                                  Thirteen weeks ended           Twenty-six weeks ended
                                                          -------------------------------   ------------------------------
                                                          July 27, 1996    July 29, 1995    July 27, 1996    July 29, 1995
                                                          -------------    -------------    -------------    -------------
   Total revenues                                             100.0%           100.0%            100.0%           100.0%
     Cost of sales, including buying and distribution
       and occupancy costs                                     70.0             73.3              69.1             73.8
   Selling, general and administrative expenses                29.8             27.0              35.0             30.3
     Interest expense                                             -              0.2               0.1              0.3
     Other losses                                                 -                -                 -              0.3
                                                              -----            -----             -----            -----
   Income (loss) before reorganization costs and
     income taxes                                               0.2             (0.5)             (4.2)            (4.7)
     Reorganization costs                                       7.2                -               5.5                -
                                                              -----            -----             -----            -----
   Loss before income taxes                                    (7.0)            (0.5)              9.7             (4.7)
                                                              -----            -----             -----            -----
     Benefit for income taxes                                     -                -                 -             (1.7)
                                                              -----            -----             -----            -----
   Net loss                                                    (7.0)%           (0.5)%            (9.7)%           (3.0)%
                                                              =====            =====             =====            =====


NET SALES

      Net sales decreased 33.4% in the second quarter of Fiscal 1996 to $59.5 million compared to $89.3 million in the second quarter of Fiscal 1995. Comparable store sales (stores in operation for at least 15 months) decreased by 11.8% in the second quarter of Fiscal 1996 as compared with the second quarter of Fiscal 1995. For the first six months of Fiscal 1996, net sales decreased 36.2% to $103.2 million from $161.6 million in the same period of Fiscal 1995. Comparable store sales decreased by 16.6% for the first six months of Fiscal 1996 compared with comparable store sales for the first six months of Fiscal 1995. Management attributes this decline in sales to two principal factors. First, the Company ended the second quarter of Fiscal 1996 with 190 fewer stores than at the end of the comparable period in Fiscal 1995. Second, a delay in advertising due to low inventory levels following the Company's chapter 11 filing caused a significant decrease in customer traffic in the first quarter of Fiscal 1996. This decrease in customer traffic continued into the second quarter of Fiscal 1996, albeit at a lesser rate than in the first quarter. Although Management believes these factors have now begun to stabilize, customer traffic has not yet reached planned levels.

      The Company's primary target market is women in the 18 to 34 age group. While customer demographics revealed that this age represents a significant portion of our customers, the Company still maintains a lesser customer base in the 14 to 17 and 35 and over age groups. The Company's business is comprised of two principal selling seasons: Spring (the first and second quarters) which includes the period during which spring and summer styles are introduced; and, Fall (the third and fourth quarters) which includes the back-to-school, winter and Christmas selling seasons. Consistent with the majority of clothing retailers, the Company normally posts its strongest sales during the fourth quarter as a result of a stronger Christmas selling period compared to its summer and early Fall selling periods. First quarter sales are generally lower than sales in the other quarters primarily as a result of the higher sales activity during the fourth quarter. However, during the past two Fiscal years, the Company has realized higher sales levels during the Spring seasons rather than the Fall seasons. Management believes that this was primarily due to the highly competitive promotional environment surrounding the holiday seasons as well as the lack of consumer acceptance of merchandise offered. As is the case for most clothing retailers, abnormal seasonal weather also may affect sales because the seasonal merchandise then in the stores may not correspond to the merchandise consistent with the abnormal weather. In addition, since most of the Company's stores are located in non-enclosed retail locations as opposed to enclosed malls, the Company's sales can be adversely affected by abnormal rain or other inclement weather. There was no evidence of adverse weather affecting sales during the first six months of Fiscal 1996.

THE CLOTHESTIME, INC.




INTEREST AND OTHER INCOME; INTEREST EXPENSE; OTHER LOSSES

      Interest and other income decreased to $63 thousand in the second quarter of Fiscal 1996, compared to $68 thousand in the second quarter of Fiscal 1995. For the first six months of Fiscal 1996, interest and other income decreased to $143 thousand from $441 thousand in the same period of Fiscal 1995. The decrease in the second quarter of Fiscal 1996 and for the first six months of Fiscal 1996 as compared to the respective periods of Fiscal 1995 was attributable to the fact that the Company maintained a lower invested cash balance during each of the respective periods after excluding invested cash balances attributable to the bankruptcy proceeding.

      Interest expense decreased to $15 thousand in the second quarter of Fiscal 1996, compared to $181 thousand in the second quarter of Fiscal 1995. Interest expense decreased to $92 thousand for the first six months of Fiscal 1996, from $556 thousand in the same period of Fiscal 1995. This decrease is attributable to the Company not recording approximately $360 thousand and $723 thousand in interest during the second quarter and first six months of Fiscal 1996, respectively, consistent with certain accounting rules applicable to a company which has filed for chapter 11 protection. The interest expense recorded in the second quarter and first six months of Fiscal 1995 resulted from borrowings of $1.4 million made during the first quarter of Fiscal 1995, bank loans of $1.9 million taken out in the fourth quarter of Fiscal 1993, a capital lease obligation of $1.9 million entered into during Fiscal 1993, and outstanding borrowings under the revolving credit facility in Fiscal 1995. See Note C to Condensed Consolidated Financial Statements, herein.

      The $12 thousand and $405 thousand in other losses incurred in the second quarter of Fiscal 1995 and the first six months of Fiscal 1995 was attributable to losses from sales of marketable securities.

COST OF SALES

      Cost of sales as a percentage of total revenues decreased to 70.0% in the second quarter of Fiscal 1996 as compared with 73.3% in the second quarter of Fiscal 1995. For the first six months of Fiscal 1996, cost of sales as a percentage of total revenues decreased to 69.1% from 73.8% for the same period of Fiscal 1995. The decrease for the second quarter of Fiscal 1996 and the first six months of Fiscal 1996 as compared to the same periods of Fiscal 1995 was primarily the result of the Company taking fewer markdowns on new merchandise received in the stores following the sharp decline in merchandise shipments in the first quarter of Fiscal 1996 and tighter inventory controls stemming from negative sales trends.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses as a percentage of total revenues increased to 29.8% for the second quarter in Fiscal 1996 compared with 27.0% for the second quarter in Fiscal 1995. The overall increase in expenses as a percentage of total revenues in the second quarter of Fiscal 1996 compared to the same period of Fiscal 1995 was due to increases in advertising costs and corporate administration expenses. Advertising costs as a percentage of total revenues were higher as the Company continued its major advertising campaign launched late in the first quarter of Fiscal 1996 in an attempt to raise sales and increase public awareness and customer traffic. Administrative expenses as a percentage of total revenues were higher primarily due to a reversal of a legal accrual in the second quarter of Fiscal 1995 relating to a favorable settlement of a legal proceeding.

      For the first six months of Fiscal 1996 and Fiscal 1995, selling, general and administrative expenses as a percentage of total revenues were 35.0% and 30.3%, respectively. The overall increase in expenses as a percentage of revenues in the first six months of Fiscal 1996 compared to the first six months of Fiscal 1995 was due to increases in (i) advertising costs; (ii) store operations and supervisory payroll; (iii) corporate administration expenses and
(iv) other fixed operating expenses. Advertising costs as a percentage of total revenues were higher due to the major advertising campaign launched during Fiscal 1996. Store operations and supervisory payroll as a percentage of total revenues were higher as a result of staffing to support higher than realized sales levels. Corporate administrative expenses as a percentage of total revenues were higher primarily due to a reversal of a legal accrual in the second quarter of Fiscal 1995 relating to a favorable settlement of a legal proceeding. Increases in other fixed operating expenses as a percentage of total revenues were incurred due to decreased leverage on fixed operating expenses resulting from fewer stores and lower average sales.

THE CLOTHESTIME, INC.




REORGANIZATION COSTS

      Reorganization costs includes all costs associated with the reorganization under chapter 11. During the second quarter of Fiscal 1996, the Company incurred reorganization costs of $4.3 million, primarily for costs and expenses associated with the closing of 33 unprofitable stores (including estimated lease rejection claims). Reorganization costs in the first six months of Fiscal 1996 were $5.7 million, relating primarily to the write-off of leasehold improvements and fixtures associated with closed stores, estimated lease rejection claims, professional fees and certain other expenses. See Note D to Condensed Consolidated Financial Statements, herein.

BENEFIT FOR INCOME TAXES

      No income tax benefit has been recorded for the second quarter of Fiscal 1996 because the Company has exhausted its available net operating loss carrybacks permitted under the Federal and state tax codes. The benefit of net operating loss carryforwards will be reflected in future periods when it becomes more likely than not that the benefit will be realized. The Company's effective benefit rate was 37.0% for the first six months of Fiscal 1995.

NET LOSS AND LOSS PER SHARE

      Net loss and loss per share for the second quarter of Fiscal 1996 were $4.2 million and $0.30, respectively. This compared with net loss and loss per share of $449 thousand and $0.03, respectively, for the second quarter of Fiscal 1995. Net loss and loss per share for the first six months of Fiscal 1996 were $10.0 million and $0.71, respectively. This compared with net loss and loss per share of $4.8 million and $0.34, respectively, for the same period of Fiscal 1995. The increase in net loss for the second quarter and first six months of Fiscal 1996 as compared to the same periods of Fiscal 1995 was due principally to reorganization charges incurred during the second quarter of Fiscal 1996 and during the first six months of Fiscal 1996 of $4.3 million and $5.7 million, respectively.

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

      Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except as approved by the Bankruptcy Court, principal and interest payments on prepetition debt have not been made since the Petition Date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. At July 27, 1996 liabilities subject to compromise are estimated at $55.5 million. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts.

      The prohibition on payments of prepetition liabilities as a result of the chapter 11 filing and income tax refunds received in the second quarter of Fiscal 1996 enabled the Company to report $29.5 million in cash and cash equivalents at July 27, 1996. Included in cash and cash equivalents at July 27, 1996 is $12.7 million being held in segregated accounts pursuant to various agreements in the Company's Bankruptcy Cases. Such amount has been reduced to $3.3 million as a result of payments to creditors and release of funds to the Company pursuant to a settlement agreement dated as of August 28, 1996. See Note F to Condensed Consolidated Financial Statements, herein, and Part II,
Item I. Legal Proceedings, herein for a discussion of the settlement involving the tax refund.

THE CLOTHESTIME, INC.

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

      The Company is in the process of developing a long term business plan around which the framework of a plan of reorganization will be developed. As a part of this process, the Company will be assessing the effects of new merchandising and marketing strategies on operating results and assessing the desirability of further store closings. Further store closings and rejections of leases and other executory contracts will result in increased reorganization costs. During the months of June 1996 and July 1996, the Company closed a total of 33 underperforming stores. In July, the Company rejected the leases for the Closed Stores and, in August, assumed and assigned one lease that had been marketed successfully. These store closings have resulted in a withdrawal of the Company from the markets in Hawaii, Oregon and Washington.

      The exclusive period for the filing of a plan of reorganization has been extended to January 31, 1997 and to solicit acceptances of a plan of reorganization to March 31, 1997. The Company cannot, at the present time, predict the contents of any proposed plan of reorganization or when or whether it will be accepted by the creditors or approved by the Bankruptcy Court. In addition, the Company may seek further extensions of the exclusive period; however, there can be no assurance that the Bankruptcy Court will grant further extensions if requested.

      Subsequent to the chapter 11 filing, the Company reached an agreement with The CIT Group/Business Credit, Inc. to provide debtor in possession financing (the "DIP Facility"). The DIP Facility was approved by the Bankruptcy Court on January 9, 1996. At July 27, 1996, the DIP Facility provided for revolving loans to be made up to the lesser of (a) $25 million or
(b) the lesser of (i) 60% of eligible inventory valued on a cost basis and (ii) 36.5% of eligible inventory valued on a retail basis, subject to adjustment. The revolving line of credit may be in the form of letters of credit determined as provided under the agreement. Cash borrowings bear interest at either a reference rate plus 0.5% or LIBOR plus 2.5%, at the option of the Company. The agreement contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. Effective August 1, 1996, the DIP Facility was amended to revise certain financial covenants and other provisions. (See Note F to Condensed Consolidated Financial Statements, herein).

      The Company did not use the direct borrowing capacity on the line during the second quarter of Fiscal 1996. There were $2.0 million of letters of credit outstanding at July 27, 1996. The DIP Facility will terminate on the earlier of December 8, 1997 or the date of consummation of a plan of reorganization, subject to earlier termination. Cash borrowings and letters of credit issued under the agreement have been granted superpriority status by the Bankruptcy Court over all obligations except certain administrative expenses, as defined in the agreement. The DIP Facility is more fully described in Note B to Condensed Consolidated Financial Statements, herein.

      General

      The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and pay professional and administrative fees in connection with its reorganization.

      Net cash used in operating activities was $4.7 million for the second quarter of Fiscal 1996, compared to $4.1 million for the second quarter of Fiscal 1995. The Company's cash used in operations of $4.7 million for the second quarter of Fiscal 1996 resulted primarily from losses incurred during the first six months of Fiscal 1996 and an increase in merchandise inventories, partially offset by the add back of non- cash charges representing non-cash reorganization costs and income tax refunds received. Merchandise inventories increased to $18.4 million at the end of the second quarter of Fiscal 1996, from $8.6 million at the end of Fiscal 1995. The increase in inventory for the second quarter of Fiscal 1996 can be attributed to seasonal inventory fluctuations and inventory returning to planned levels following

THE CLOTHESTIME, INC.

aggressive markdowns taken in the fourth quarter of Fiscal 1995 and the delay in receiving merchandise due to the initial uncertainty in the vendor and factor community caused by the chapter 11 filing until the DIP Facility was approved.

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

      Income taxes receivable decreased to $0 by the end of the second quarter of Fiscal 1996, compared to $9.3 million at the end of Fiscal 1995, due to the Company receiving tax refunds of $9.4 million in the second quarter of Fiscal 1996. See Part II, Item I. Legal Proceedings, herein for a discussion of the settlement involving the tax refund.

      Accounts payable decreased to $9.9 million at the end of the second quarter of Fiscal 1996, from $11.1 million at the end of Fiscal 1995. The decrease in accounts payable resulted primarily from professional fees relating to the Company's chapter 11 filing, which were accrued as part of the accounts payable balance at the end of Fiscal 1995 and paid primarily in the second quarter of Fiscal 1996. Accrued sales tax decreased to $1.4 million at the end of the second quarter of Fiscal 1996 from $2.0 million at the end of Fiscal 1995 primarily due to tax payment timing differences. Accrued payroll and related taxes decreased from $4.6 million at the end of Fiscal 1995 to $3.8 million at the end of the second quarter of Fiscal 1996 primarily due to decreasing group health and payroll-related tax payments.

      Long-term liabilities consisting of a capital lease obligation increased to $660 thousand from $0 at the end of Fiscal 1995 due to the Company reclassifying a portion of the capital lease obligation from liabilities subject to compromise to long-term liabilities as a result of the settlement involving the MetLife capital lease obligation. The capital lease obligation settlement and the amounts outstanding thereunder are more fully described in Note C to the Notes to Condensed Consolidated Financial Statements, herein.

      During Fiscal 1996, the Company has a capital spending limit of $2.0 million under the DIP Facility. Management believes this amount is more than adequate to meet the capital requirements of the Company. Although the Company plans no new store openings during Fiscal 1996, capital expenditures for store maintenance, system enhancements and various other corporate expenditures are anticipated. The DIP Facility, cash on hand, revenues generated from operations, credit terms extended by the vendor and factor community, tax refunds and anticipated expense reduction measures will be the principal sources of liquidity. See Part II, Item I. Legal Proceedings, herein for a discussion of the settlement involving the tax refund. Although the Company believes that these sources will be sufficient to meet the Company's operating and capital requirements, the Company is unable to predict the extent to which the retail apparel environment will continue at its current or at an accelerated rate and the extent to which the public will accept the Company's merchandise during the bankruptcy period. To the extent that results of operations continue to decline, short and long term liquidity will be adversely affected, particularly if the availability of funds under the DIP Facility are significantly decreased or are no longer made available.

      Forward-Looking Statements

      Included in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report are certain forward-looking statements reflecting management's current expectations. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurance that the Company's financial goals will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the competition in the retail industry, the general economic factors affecting consumer spending particularly in the geographic markets in which the Company competes, customer acceptance of the merchandise offered by the Company, pricing and other competitive factors. The Company cannot predict how these

THE CLOTHESTIME, INC.

factors will be additionally impacted by the Company's chapter 11 filing. In addition, there are uncertainties inherent in the process of reconciling claims, rejecting and assuming executory contracts and unexpired leases, formulating and confirming a plan of reorganization and other events in the context of the Company's chapter 11 filing.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The following discussion provides general background information regarding developments in the Company's chapter 11 cases since January 27, 1996 through approximately August 31, 1996, but is not intended to be an exhaustive summary. For additional information regarding the Company's chapter 11 cases reference should be made to the Company's Annual Report on Form 10-K for the Fiscal year ended January 27, 1996 (the "Annual Report"), Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation herein, the Notes to Consolidated Financial Statements herein and
Part II, Item 5. Other Information, herein. The Company files routine monthly reports with the Office of the United States Trustee for the Central District of California and files various pleadings with the Bankruptcy Court. Copies of these documents may be obtained, upon request, from CPT Group, Inc. ("CPT"), 1151 Dove Street, Suite 170, Newport Beach, California 92660, (714) 852-8240; however, the requesting party will be charged a fee by CPT.

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

      In this context, "assumption" requires that the Company cure, or provide adequate assurance that it will cure, all existing defaults under the contract or lease and provide adequate assurance of future performance under relevant provisions of the Bankruptcy Code; and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease. Rejection of an executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach, which claim shall be allowed or disallowed as if such claim had arisen before the date of the filing of the petition. By order of the Bankruptcy Court, effective February 5, 1996, the Company obtained an extension of time within which to assume or reject its non-residential real property leases through and including the confirmation date of its plan of reorganization, except for certain leases of non-residential real property and certain objecting landlords for which the time within which such leases must be assumed or rejected was extended to September 30, 1996. Since the Petition Date and as of August 31, 1996, the Company had rejected 167 retail store leases.

      By order entered May 6, 1996, the Bankruptcy Court fixed July 15, 1996 as the date by which all creditors (with certain limited exceptions) must file proofs of claim against the Company with respect to prepetition claims (or be forever barred from (i) asserting claims that such person or entity possesses against the Company and (ii) voting upon, or receiving any distribution under, any plan or reorganization).

      Described below are certain proceedings now pending in the Bankruptcy
Court.

THE CLOTHESTIME, INC.

      As discussed in the Company's Annual Report, (i) on January 24, 1996, Wells, individually and as agent for itself and Union, commenced an adversary proceeding in the Bankruptcy Court, Adversary Proceeding No. 96-1100, against the Debtors claiming that a tax refund, then estimated to be approximately $9.3 million is subject to the Banks' prepetition lien on certain of the Company's assets (the "Tax Refund Litigation"); and (ii) on January 5, 1996, the Company commenced an adversary proceeding in the Bankruptcy Court against the Banks, Adversary Proceeding No. 96-01017, seeking a judicial determination and declaration that the Banks do not hold a valid and perfected security interest in certain credit card receivables or a deposit account or, alternatively, that the security interest, if any, held by the Banks in such property can be avoided (the "Credit Card Litigation").

      On August 28, 1996, the Bankruptcy Court approved the compromise and settlement of the Tax Refund Litigation and the Credit Card Litigation (collectively, the "Adversary Proceedings") and certain related disputes between the Company and the Banks, pursuant to a Settlement Agreement. The Settlement Agreement provides for the resolution of all claims and controversies relating to the Banks' alleged security interests in the following Disputed Collateral:
(i) refunds of federal, state and local income taxes in the amount of $9,452,726.29, representing tax refunds from the Internal Revenue Service in the amount of $9,450,146.00, from the State of Illinois in the amount of $2,280.29 and from the City of New York in the amount of $300.00 (collectively, the "Tax Refund"); (ii) certain funds held on deposit in segregated accounts pursuant to the terms of the parties' Amended Stipulation for Order (1) Clarifying Order Approving Centralized Cash Management Systems, etc., (2) Providing Adequate Protection for Alleged Collateral of Wells Fargo Bank, as Agent, to the Extent of Valid Liens and (3) Establishing Schedule for Resolution of Disputes, dated December 27, 1995; (iii) the Company's prepetition credit card accounts receivable; and (iv) fee and expense retainers paid by the Company to professionals prior to the commencement of the Bankruptcy Cases. The Settlement Agreement also fixes the allowed amount of the Banks' prepetition claims under the credit facilities evidenced by the Credit Agreement, dated as of February 28, 1995 between Stores, as borrower, the other Debtors, as Guarantors, and the Banks (the "Bank Claims") at $26,306,481.05, subject to increase for prepetition legal fees and expenses and certain contingent claims on account of letters of credit. Such amount has been and will be reduced by certain payments, including payments to be made pursuant to the Settlement Agreement. On or about September 5, 1996, pursuant to the terms of the Settlement Agreement and on account of the Banks' alleged security interests in the Disputed Collateral other than the Tax Refunds, the Banks (i) applied $3.1 million of the funds on deposit in certain segregated accounts held by the Company to reduce the Bank Claims (the "Initial Payment"), (ii) released the remainder of all funds (approximately $6.5 million) on deposit in such accounts to the Company and (iii) released the Banks' security interests in all Disputed Collateral other than the Tax Refund. In addition, pursuant to the terms of the Settlement Agreement and on account of the Banks' alleged security interests in the Tax Refund, the Company will make an additional payment to the Banks in the amount of $3,126,363.00 (plus interest accrued on such amount from August 29, 1996 through the date of payment and less certain letter of credit fees and expenses) (the "Remaining Payment") on the earlier of (i) the effective date of a plan of reorganization in any of the Bankruptcy Cases and (ii) May 30, 1997. The Remaining Payment also will be applied to reduce the amount of the Bank Claims.

      On September 5, 1996, to secure its obligation to make the Remaining Payment, the Company deposited the sum of $3,126,363.00 into a segregated account (the "Segregated Account") on which, under the terms of the Settlement Agreement, the Banks hold a first priority lien, subject and subordinate only to a lien securing the Company's reimbursement obligations under the letter of credit described below. As further security for its obligation to make the Remaining Payment, the Company will deliver a letter of credit (the "Letter of Credit") in favor of the Banks in the face amount of $3,241,095.24, representing the anticipated amount of the Remaining Payment. As security for the Company's reimbursement obligations under the Letter of Credit, the bank issuing the Letter of Credit will be granted a first priority perfected security interest in the Segregated Account.

      In consideration for the Remaining Payment and the related Segregated Account and Letter of Credit arrangements described above, the Banks: (i) have released the balance of the Tax Refund to the Company; and (ii) have released their alleged security interests in the Tax Refund, subject to reinstatement if, but only if, the Company or any other party in interest commences any judicial or other proceeding seeking to enjoin or otherwise interfere with the Banks' rights under the

THE CLOTHESTIME, INC.

terms of the Settlement Agreement to apply funds on deposit in the Segregated Account or to draw upon the Letter of Credit, in either case in satisfaction of the Company's obligation to make the Remaining Payment. In addition, under the terms of the Settlement Agreement, the Adversary Proceedings will be dismissed.

      The Company projects that the aggregate consideration to be paid to the Banks under the terms of Settlement Agreement, consisting of the sum of the Initial Payment and the Remaining Payment and assuming a final payment date of May 30, 1997, will be $6,341,095.24.

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

      As of the Petition Date, the aggregate unpaid amount of the Company's indebtedness to MetLife, including unpaid principal and accrued interest, was $1,035,335. On or about May 13, 1996, MetLife filed a motion (the "Motion") for relief from the automatic stay in the Company's chapter 11 case, pursuant to section 362 of the Bankruptcy Code, to permit MetLife to foreclose upon its liens on the POS Equipment or, alternatively, to require the Company to make "adequate protection" payments to MetLife to protect against any diminution to the value of the POS Equipment during the pendency of the Company's chapter 11 case. The Company and MetLife entered into an agreement (the "MetLife Agreement"), which was approved by the Bankruptcy Court on July 22, 1996, settling the matters that were the subject of the Motion and restructuring the Company's loan obligations to MetLife. Under the terms of the MetLife agreement, MetLife will have an allowed secured claim (the "Secured Claim") in the Company's chapter 11 case in the amount of $670,000 and the balance of MetLife's claim will be an allowed unsecured claim (the "Unsecured Claim") in the Company's chapter 11 case. To amortize the Secured Claim, the Company (i) will make monthly payments to MetLife in the amount of $5,000, commencing in June 1996, which payments will be applied to reduce the principal amount of the Secured Claim, until the effective date of a plan of reorganization in the Company's chapter 11 case (the "Effective Date") and (ii) will pay the remainder of the Secured Claim by making monthly payments to MetLife from and after the Effective Date in an amount equal to remaining principal plus interest at the Bank of America prime rate plus 200 basis points (up to a maximum of 10.5% per annum) amortized over a number of months equal to the difference between 60 and the number of monthly payments made to MetLife prior to the Effective Date. The Unsecured Claim will be treated and paid in accordance with the terms of any confirmed plan of reorganization in the Company's chapter 11 case.

      On July 11, 1996, the Company received Bankruptcy Court approval to (i) close 33 underperforming retail stores (the "Closed Stores"), (ii) retain a liquidation consultant to conduct store closing sales at 18 of these stores located in Hawaii, Oregon and Washington and (iii) to conduct store closing sales at the other 15 locations in other markets. On July 22, 1996, the Company received Bankruptcy Court approval to reject certain of the leases for the Closed Stores and to retain a marketing consultant to market certain of the other leases. Effective July 31, the Company rejected the remaining leases for the Closed Stores and, in August, assumed and assigned one lease that had been marketed successfully. These store closings have resulted in a withdrawal of the Company from the markets in Hawaii, Oregon and Washington.

      Subject to Bankruptcy Court approval, the Company has agreed to a restructuring of the lease for its headquarters space. The base rent for the space will be reduced, effective May 15, 1996, from 67.7 cents per square foot per month to 40 cents per square foot per month, or an annual reduction of approximately $400,000. The lease as amended will also provide for annualized adjustment based on the consumer price index of not less than 103% and not more than 105% of the base rent for the prior year. Any damages incurred by the lessor are capped at the annualized amount of the base rent for the year, and the Debtors will provide the lessors with a letter of credit for such amount. The term of the lease will also be extended to May 15, 2006. A hearing to approve the assumption of the lease, as amended, is scheduled for September 30, 1996.

THE CLOTHESTIME, INC.

      On August 28, 1996, the Bankruptcy Court approved the sale of, and on August 30, the Company sold, its interests in two limited partnerships for an aggregate consideration of $1,550,000. $1,229,443.46 of the net proceeds of the sale were paid to Union in full satisfaction of its secured loans. See Note C to Condensed Consolidated Financial Statements. The balance of the net proceeds will be paid into a segregated account, will be subject to any other liens against the partnership interests, including the lien (if any) of the Banks, and will not be used by the Debtors without further order of the Bankruptcy Court.

      On August 28, 1996, the Bankruptcy Court approved the extension of the Company's exclusive period to file a plan of reorganization until January 31, 1997, and its exclusive period to solicit acceptances of a plan until March 31, 1997. The Company cannot, at the present time, predict the contents of any proposed plan of reorganization or when or whether it will be accepted by the creditors or approved by the Bankruptcy Court. In addition, the Company may seek further extensions of the exclusive period; however, there can be no assurance that the Bankruptcy Court will grant further extensions if requested.

      On June 28, 1996, the official committee of unsecured creditors in the Bankruptcy Cases (the "Committee") filed a motion (the "Compensation Motion") seeking an order requiring the Company to reduce by 25 percent the annual base compensation of John Ortega II, the Company's Chairman of the Board and Chief Executive Officer, and Norman Abramson, the Company's President and Chief Operating Officer. Thereafter, the Company, the Committee, Messrs. Ortega and Abramson and David Sejpal, the Company's Vice President and Chief Financial Officer, entered into negotiations regarding, and, with the approval of the Compensation Committee of the Board of Directors, entered into a compromise and settlement of, the subject matter of the Compensation Motion.

      Under the terms of this compromise and settlement, effective as of August 1, 1996, the annual base compensation paid to Messrs. Ortega and Abramson was reduced by 12.5 percent, such reduction to remain effective during the remaining pendency of the Bankruptcy Cases. In addition, Messrs. Ortega, Abramson and Sejpal will be eligible to receive certain incentive payments based on the Company's financial performance for the second half of Fiscal 1996. Finally, if Mr. Sejpal is terminated other than for cause subsequent to the date of the Bankruptcy Court's approval of the settlement, any and all payments to which he may be entitled under the terms of his severance agreement with the Company will be treated as allowed administrative expense claims in Clothestime's chapter 11 bankruptcy case.

      The compromise and settlement of the Compensation Motion, including the compensation arrangements described above, has been submitted to the Bankruptcy Court but has not yet been approved.

      To the best of management's knowledge, there are no other material pending legal proceedings. The Company is, however, subject to other legal proceedings and claims that have arisen in the ordinary course of its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 14, 1996, the Company held its Annual Meeting of Stockholders. At such Meeting, the following matters were approved or, in the case of the selection of the independent accountants, ratified, by the stockholders:

      (a) Norman Abramson and Herman D. Epstein were each elected to serve as Class II Directors of the Corporation for a three year term expiring at the 1999 Annual Meeting of Stockholders. George Foos continued in office as a Class I Director; and John Ortega II and David A. Sejpal continued in office as Class III Directors of the Corporation.

THE CLOTHESTIME, INC.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The tabulation of the votes cast for the election of the Class II Directors was as follows:


      Nominee                           Votes For        Votes Withheld
      -------                           ---------        --------------
      Norman Abramson                   13,099,301            333,542
      Herman D. Epstein                 13,099,301            333,542

      (b) The selection of the accounting firm of KPMG Peat Marwick LLP as the Corporation's independent auditors for the Fiscal year ending January 25, 1997 was ratified.


      Votes For -         13,335,335       Abstentions -         1,400
      Votes Against           50,756       Broker non-votes        -0-


ITEM 5.  OTHER INFORMATION

      On August 28, 1996, the Bankruptcy Court approved the compromise and settlement of the Adversary Proceedings and certain related disputes between the Company and the Banks, pursuant to a Settlement Agreement. The Settlement Agreement provides for the resolution of all claims and controversies relating to the Banks' alleged security interests in the following Disputed Collateral:
(i) refunds of federal, state and local income taxes in the amount of $9,452,726.29, representing tax refunds from the Internal Revenue Service in the amount of $9,450,146.00, from the State of Illinois in the amount of $2,280.29 and from the City of New York in the amount of $300.00 (collectively, the "Tax Refund"); (ii) certain funds held on deposit in segregated accounts pursuant to the terms of the parties' Amended Stipulation for Order (1) Clarifying Order Approving Centralized Cash Management Systems, etc., (2) Providing Adequate Protection for Alleged Collateral of Wells Fargo Bank, as Agent, to the Extent of Valid Liens and (3) Establishing Schedule for Resolution of Disputes, dated December 27, 1995; (iii) the Company's prepetition credit card accounts receivable; and (iv) fee and expense retainers paid by the Company to professionals prior to the commencement of the Bankruptcy Cases. The Settlement Agreement also fixes the allowed amount of the Banks' prepetition claims under the credit facilities evidenced by the Credit Agreement, dated as of February 28, 1995 between Stores, as borrower, the other Debtors, as Guarantors, and the Banks (the "Bank Claims") at $26,306,481.05, subject to increase for prepetition legal fees and expenses and certain contingent claims on account of letters of credit. Such amount has been and will be reduced by certain payments, including payments to be made pursuant to the Settlement Agreement. On or about September 5, 1996, pursuant to the terms of the Settlement Agreement and on account of the Banks' alleged security interests in the Disputed Collateral other than the Tax Refunds, the Banks (i) applied $3.1 million of the funds on deposit in certain segregated accounts held by the Company to reduce the Bank Claims (the "Initial Payment"), (ii) released the remainder of all funds (approximately $6.5 million) on deposit in such accounts to the Company and (iii) released the Banks' security interests in all Disputed Collateral other than the Tax Refund. In addition, pursuant to the terms of the Settlement Agreement and on account of the Banks' alleged security interests in the Tax Refund, the Company will make an additional payment to the Banks in the amount of $3,126,363.00 (plus interest accrued on such amount from August 29, 1996 through the date of payment and less certain letter of credit fees and expenses) (the "Remaining Payment") on the earlier of (i) the effective date of a plan of reorganization in any of the Bankruptcy Cases and (ii) May 30, 1997. The Remaining Payment also will be applied to reduce the amount of the Bank Claims.

      On September 5, 1996, to secure its obligation to make the Remaining Payment, the Company deposited the sum of $3,126,363.00 into a segregated account (the "Segregated Account") on which, under the terms of the Settlement Agreement, the Banks hold a first priority lien, subject and subordinate only to a lien securing the Company's reimbursement obligations under the letter of credit described below. As further security for its obligation to make the Remaining Payment, the Company will deliver a letter of credit (the "Letter of Credit") in favor of the Banks in the face amount of $3,241,095.24, representing the anticipated amount of the Remaining Payment. As security for the Company's reimbursement obligations under the Letter of Credit, the bank issuing the Letter of Credit will be granted a first priority perfected security interest in the Segregated Account.

THE CLOTHESTIME, INC.

      In consideration for the Remaining Payment and the related Segregated Account and Letter of Credit arrangements described above, the Banks: (i) have released the balance of the Tax Refund to the Company; and (ii) have released their alleged security interests in the Tax Refund, subject to reinstatement if, but only if, the Company or any other party in interest commences any judicial or other proceeding seeking to enjoin or otherwise interfere with the Banks' rights under the terms of the Settlement Agreement to apply funds on deposit in the Segregated Account or to draw upon the Letter of Credit, in either case in satisfaction of the Company's obligation to make the Remaining Payment. In addition, under the terms of the Settlement Agreement, the Adversary Proceedings will be dismissed.

      The Company projects that the aggregate consideration to be paid to the Banks under the terms of Settlement Agreement, consisting of the sum of the Initial Payment and the Remaining Payment and assuming a final payment date of May 30, 1997, will be $6,341,095.24.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.1 Settlement Agreement, dated as of August 28, 1996 by and among the Debtors and Wells Fargo Bank, N.A. ("Wells"), Union Bank of California, N.A. ("Union") and Wells as agent for itself and Union.

               27.    Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended July 27, 1996.

THE CLOTHESTIME, INC.




                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        THE CLOTHESTIME, INC.


Date: September 10, 1996                By:  /s/ JOHN ORTEGA II
      ------------------                   ---------------------------------
                                                 John Ortega II
                                                 Chairman of the Board
                                                 and Chief Executive Officer



Date: September 10, 1996                By:  /s/ DAVID A. SEJPAL
      ------------------                   ---------------------------------
                                                 David A. Sejpal
                                                 Vice President - Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)

THE CLOTHESTIME, INC.




EXHIBIT INDEX





EXHIBIT NUMBER                 DESCRIPTION
- --------------                 -----------

    10.1 Settlement Agreement, dated as of August 28, 1996 by and among the Debtors and Wells Fargo Bank, N.A. ("Wells"), Union Bank of California, N.A. ("Union") and Wells as agent for itself and Union.

    27.               Financial Data Schedule.