Form 10-Q
period 1996-10-26
CLOTHESTIME INC
filed 1996-12-16
CIK 727739

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For quarterly period ended October 26, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                 to
                                        ---------------    ----------------


                         Commission file number 0-12203


                             THE CLOTHESTIME, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                       33-0469138
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification Number)


5325 E. Hunter Avenue, Anaheim, California                       92807
 (Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:  (714) 779-5881


                                Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: As of December 12, 1996, 14,198,241 shares of the issuer's common stock, $.001 par value per share, were outstanding.


                                             This Form 10-Q consists of 22 Pages
                                             Exhibit Index on Page 22

                               INDEX TO FORM 10-Q


                                     INDEX


                                                                                                         PAGE
                                                                                                         ----

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -  October 26, 1996 and January 27, 1996................   3

          Condensed Consolidated Statements of Operations - Thirteen and
          Thirty-nine weeks ended October 26, 1996 and October 28, 1995 ................................   4

          Condensed Consolidated Statements of Cash Flows- Thirty-nine weeks
          ended October 26, 1996 and October 28, 1995 ..................................................   5

          Notes to Condensed Consolidated Financial Statements - October 26, 1996.......................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................................  11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................  17

Item 5.   Other Information.............................................................................  20

Item 6.   Exhibits and Reports on Form 8-K..............................................................  20

SIGNATURES..............................................................................................  21

EXHIBIT INDEX...........................................................................................  22

THE CLOTHESTIME, INC.

                       PART I. -- FINANCIAL INFORMATION

ITEM 1. -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               October 26, 1996     January 27, 1996
                                                                               ----------------     ----------------
Assets
Current Assets

  Cash and cash equivalents                                                       $ 24,254,221        $ 34,477,823
  Marketable securities available-for-sale, net of allowances                        3,128,137           3,191,737
    of $95,264 and $16,678
  Merchandise inventories                                                           13,396,698           8,551,207
  Income taxes receivable                                                                 --             9,336,008
  Prepaid expenses and other current assets                                          2,607,188           2,707,926
  Deferred income taxes                                                                471,000             471,000
                                                                                  ------------        ------------
Total Current Assets                                                                43,857,244          58,735,701
                                                                                  ------------        ------------

  Investments                                                                             --             1,174,497
                                                                                  ------------        ------------
  Property, plant and equipment - on the basis of cost                              50,627,676          55,281,631
  Less:  accumulated depreciation & amortization                                   (29,809,902)        (27,384,443)
                                                                                  ------------        ------------
                                                                                    20,817,774          27,897,188
  Other assets                                                                         350,985             472,766
                                                                                  ------------        ------------
Total Assets                                                                      $ 65,026,003        $ 88,280,152
                                                                                  ============        ============

Liabilities and Shareholders' Equity (Deficiency)
Current Liabilities

  Accounts payable                                                                $  6,748,420        $ 11,074,076
  Accrued sales tax                                                                  1,564,691           1,982,300
  Accrued payroll and related taxes                                                  3,593,419           4,629,524
  Other accrued liabilities                                                          8,834,269           8,378,305
                                                                                  ------------        ------------
Total Current Liabilities                                                           20,740,799          26,064,205
                                                                                  ------------        ------------

Long-term Liabilities

  Deferred income taxes                                                                471,000             471,000
  Capital lease obligation                                                             645,000                --
                                                                                  ------------        ------------
Total long-term Liabilities                                                          1,116,000             471,000
                                                                                  ------------        ------------
Liabilities subject to compromise                                                   48,741,499          53,433,703
                                                                                  ------------        ------------

Shareholders' Equity (Deficiency)

  Common Stock, $.001 par value, authorized 50,000,000 shares issued and outstanding - 14,198,241 shares at October 26, 1996 and January 27, 1996,
  respectively                                                                          14,763              14,763
Additional paid-in capital                                                          10,861,514          10,861,514
Retained earnings (accumulated deficit)                                            (11,503,093)          2,301,860
Less:  Treasury stock, 565,000 shares at cost at October 26, 1996
  and January 27, 1996, respectively                                                (4,850,215)         (4,850,215)
Securities valuation allowance                                                         (95,264)            (16,678)
                                                                                  ------------        ------------
Total Shareholders' Equity (Deficiency)                                             (5,572,295)          8,311,244
                                                                                  ------------        ------------
Total Liabilities and Shareholders' Equity (Deficiency)                           $ 65,026,003        $ 88,280,152
                                                                                  ============        ============

See Notes to Condensed Consolidated Financial Statements

THE CLOTHESTIME, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                            Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                                    ------------------------------------      ----------------------------------
                                                       October 26,         October 28,         October 26,           October 28,
                                                          1996                1995                1996                  1995
                                                    --------------       --------------       --------------       --------------
Revenues:
  Net sales                                          $  46,401,345        $  78,738,231        $ 149,560,688        $ 240,367,503
  Interest and other income                                552,253               67,618              695,711              508,433
                                                      ------------        -------------        -------------        -------------
                                                        46,953,598           78,805,849          150,256,399          240,875,936
                                                      ------------        -------------        -------------        -------------

Costs and Expenses:
  Cost of sales, including buying and
    distribution and occupancy costs                    31,565,226           56,797,076          102,994,642          176,354,135
  Selling, general and administrative expenses          17,704,158           25,565,500           53,863,862           74,734,229
  Interest expense                                          30,805               92,475              123,200              648,658
  Other losses                                                   -                    -                    -              404,956
                                                     -------------        -------------        -------------        -------------


                                                        49,300,189           82,455,051          156,981,704          252,141,978
                                                     -------------        -------------        -------------        -------------

Loss before reorganization costs
    and income taxes                                    (2,346,591)          (3,649,202)          (6,725,305)         (11,266,042)
  Reorganization costs                                   1,417,080                    -            7,079,648                    -
                                                     -------------        -------------        --------------       -------------


Loss before income taxes                                (3,763,671)          (3,649,202)         (13,804,953)         (11,266,042)
  Benefit for income taxes                                       -           (1,350,204)                   -           (4,168,435)
                                                     -------------        -------------        -------------        -------------



Net Loss                                             $  (3,763,671)       $  (2,298,998)       $ (13,804,953)       $  (7,097,607)
                                                     =============        =============        =============        =============

Loss per share                                       $       (0.27)       $       (0.16)       $       (0.97)       $       (0.50)
                                                     =============        =============        =============        =============

Weighted average number of shares
  outstanding                                           14,198,241           14,193,753           14,198,241           14,187,895
                                                     =============        =============        =============        =============



See Notes to Condensed Consolidated Financial Statements

THE CLOTHESTIME, INC.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Thirty-nine weeks ended
                                                                   ----------------------------------
                                                                     October 26,          October 28,
                                                                        1996                  1995
                                                                   -------------       --------------
Operating Activities:
  Net loss                                                          $(13,804,953)       $ (7,097,607)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
  Non cash reorganization costs                                        5,271,457                  --
  Depreciation and amortization                                        4,718,390           6,790,652
  Loss on sales of marketable securities                                      --             404,956
  Gain on sale of investments                                           (375,503)                 --
Changes in operating assets and liabilities:
  Increase in merchandise inventories                                 (4,845,491)        (11,943,308)
  Decrease in income taxes receivable                                  9,336,008           1,174,176
  (Increase) decrease in prepaid expenses and other assets               222,519          (1,804,590)
  Increase (decrease) in accounts payable                             (2,675,500)          1,383,246
  Decrease in accrued payroll and related taxes                       (1,036,105)           (906,263)
  Decrease in accrued sales tax and other accrued liabilities           (809,842)         (1,018,198)
                                                                    ------------        ------------

Net cash used in operating activities                                 (3,999,020)        (13,016,936)
                                                                    ------------        ------------

Investing activities:
  Investment in marketable securities                                    (14,986)            (18,370)
  Proceeds from sales of marketable securities                                --           4,718,600
  Proceeds from sale of investments                                    1,550,000                  --
  Purchases of property, plant, and equipment                            (52,120)           (627,225)
  Proceeds from sale of property, plant and equipment                         --             112,000
                                                                    ------------        ------------

Net cash provided by investing activities                              1,482,894           4,185,005
                                                                    ------------        ------------

Financing Activities:
  Net repayments under revolving credit facility                      (6,507,979)        (30,050,000)
  Proceeds from long-term debt                                                --           1,400,000
  Principal payments under long-term debt                             (1,199,497)           (576,424)
  Proceeds from the exercise of stock options                                 --              32,758
                                                                    ------------        ------------

  Net cash used in financing activities                               (7,707,476)        (29,193,666)
                                                                    ------------        ------------

Decrease in cash and cash equivalents                                (10,223,602)        (38,025,597)
Cash and cash equivalents at beginning of year                        34,477,823          40,829,741
                                                                    ------------        ------------

Cash and cash equivalents at end of quarter                         $ 24,254,221        $  2,804,144
                                                                    ============        ============

Supplemental disclosure of cash flow information:
  Income tax refunds received                                       $  9,443,657        $  5,366,580
  Income taxes paid                                                 $      3,903        $     23,970
  Interest paid                                                     $     56,038        $    648,658



See Notes to Condensed Consolidated Financial Statements

THE CLOTHESTIME, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 26, 1996

NOTE A - REORGANIZATION AND BASIS OF REPORTING

         On December 8, 1995 (the "Petition Date"), The Clothestime, Inc. ("Clothestime") and five of its subsidiaries, MRJ Industries, Inc. ("MRJ"), Clothestime Stores, Inc. ("Stores"), Clothestime Investment, Inc. ("Investment"), Clothestime Acquisition Corporation ("Acquisition") and Clothestime International, Inc. ("International") (collectively, the "Debtors") commenced reorganization cases (the "Bankruptcy Cases") by filing voluntary petitions for relief under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the "Bankruptcy Court"). For purposes of this report, unless otherwise referenced, the defined term "Company" shall apply to Clothestime and its consolidated group of subsidiaries, except that references to the Company in connection with any disclosure relating to the Debtors' chapter 11 cases refer solely to the Debtors and exclude Clothestime Insurance Company ("Insurance"), Clothestime's captive insurance company subsidiary.

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

         Liabilities subject to compromise in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of October 26, 1996, subject to adjustment in the reorganization process. Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases, or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. As a general matter, the treatment of these liabilities will be determined as a part of the formulation and confirmation of a plan of reorganization. See Note C - Liabilities Subject to Compromise, herein.

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

THE CLOTHESTIME, INC.

         The principal business of the Company is the retail sale of junior size women's clothing. As of October 26, 1996, the Company operated stores in 17 states and Puerto Rico, with a large concentration of stores in California, Florida and Texas. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of The Clothestime, Inc. and its consolidated group of subsidiaries, MRJ, Stores, Insurance, International, Investment and Acquisition. All material intercompany balances and transactions have been eliminated in consolidation. The operating results for the thirty-nine week period ended October 26, 1996 are not necessarily indicative of the results that may be expected for the year ending January 25, 1997 ("Fiscal 1996"). For further information, refer to the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended January 27, 1996 ("Fiscal 1995").

NOTE B - DEBTOR IN POSSESSION FINANCING

         The Company, through Stores, has a financing agreement with The CIT Group/Business Credit, Inc. (the "DIP Lender") for debtor in possession financing (the "DIP Facility"). At October 26, 1996, the agreement provided for revolving loans to be made up to the lesser of (a) $25 million or (b) the lesser of (i) sixty percent (60%) of eligible inventory valued on a cost basis and (ii) thirty-six and one half percent (36.5%) of eligible inventory valued on a retail basis, subject to adjustment. The revolving line of credit may be in the form of letters of credit determined as provided under the agreement.

         Cash borrowings bear interest at a reference rate plus one half of one percent (0.5%) per annum or, at the request of Stores, the London Interbank Rate plus two and one half percent (2.5%). The agreement calls for a loan facility fee of $250,000, a semi-annual inventory management fee of $30,000, an unused line fee of 3/8% per annum and a letter of credit fee of 1% per annum. As of October 26, 1996, the Company had not used the direct borrowing capacity on the line and had outstanding letters of credit in the amount of $1.5 million.

         The agreement contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization ("EBITDA"), the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. In addition, the DIP Lender required a negative pledge on Stores' merchandise inventory and proceeds. Effective August 1, 1996, the DIP Facility was amended to revise the covenant relating to the minimum required level of EBITDA for the third quarter of Fiscal 1996 and certain other provisions. The DIP Facility was amended further in October 1996 to revise the covenant relating to the minimum required level of EBITDA for the third quarter of Fiscal 1996. The Company was in compliance with or had obtained waivers for all such covenants as of October 26, 1996.
The term of the DIP Facility is the earlier of December 8, 1997 or the effective date of the Debtors' confirmed plan of reorganization, subject to earlier termination.

         Cash borrowings and letters of credit issued under the agreement have been granted super priority status by the Bankruptcy Court over all obligations except certain administrative expenses, as defined in the agreement.

THE CLOTHESTIME, INC.


NOTE C - LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date. Certain prepetition liabilities have been approved by the Bankruptcy Court for payment. At October 26, 1996 and January 27, 1996, such amounts to the extent not paid, were included in accrued expenses and other payables for the periods set forth below.

                                          October 26, 1996     January 27, 1996
                                          ----------------     ----------------
Revolving credit facility debt              $18,907,847           $15,607,262
Secured note payable to Well Fargo Bank       1,358,000             1,358,000
Secured notes payable to Union Bank                   -             1,174,497
Capital lease obligation                        345,222             1,001,637
Accounts payable, trade                      12,612,832            20,771,240
Estimated lease rejection claims             11,729,355             8,871,043
Other payables and accrued expenses           3,788,243             4,650,024
                                            -----------           -----------
                                            $48,741,499           $53,433,703
                                            ===========           ===========

         Prior to the Petition Date, the revolving credit facility debt bore interest at the bank's prime rate plus 1% and was due February 1, 1997. The banks assert a security interest in substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. In the third quarter of Fiscal 1996, pursuant to a settlement of certain claims relating to the revolving credit facility, the Company paid $6,229,417.34 to Wells Fargo Bank, N.A. ("Wells"), as agent. This payment was applied to reduce the amount owed under the revolving credit facility. As a result of the settlement agreement, the Company reclassed $9.8 million previously reported in accounts payable, trade to the revolving credit facility debt to account for the amounts paid under the credit facility pursuant to letters of credit. See Part II, Item
1. Legal Proceedings, of this Report for a complete discussion of the settlement of certain claims relating to the revolving credit facility.

         The note payable to Wells is secured by an office/warehouse building and underlying real property that the Company uses to house a portion of its administrative offices and warehouse facilities. The note bears interest based on LIBOR plus 1.5% and was due March 1, 2005. The interest rates described above do not consider interest rates that may be applicable in the event of default.

         The two notes payable to Union Bank of California, N.A. ("Union"), which were secured by limited partnership interests in low-income housing projects, bore interest at 6.1% and 6.2% and were due in September 1998 and January 1999. On August 28, 1996, the Bankruptcy Court approved the sale of, and on August 30, 1996, the Company sold, its interest in the two limited partnerships for an aggregate consideration of $1,550,000. $1,229,443.46 of the net proceeds of the sale were paid to Union in full satisfaction of its secured loans and related accrued interest. The balance of the net proceeds were paid into a segregated account, and are subject to any other liens against the partnership interests, including the lien (if any) of the banks under the revolving credit facility and will not be used by the Debtors without further order of the Bankruptcy Court.

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

THE CLOTHESTIME, INC.

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

         In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company is not required to record interest during chapter 11 proceedings on unsecured or undersecured prepetition debt. Interest expense on certain secured debt will continue to be accrued but is subject to settlement. No determination has been made regarding the value of the property interests that secure certain debt and, consequently, whether interest thereon will be paid. The Company has continued accruing interest on its secured prepetition debt obligations, except for the revolving credit facility debt, which the Company believes is undersecured. However, the Bankruptcy Court could determine that postpetition interest should be paid on this obligation. Contractual interest (computed without regard to default rates of interest) exceeds interest expense recorded in the accompanying condensed consolidated statement of operations for the thirty-nine week period ended October 26, 1996 by approximately $1,113,392.

NOTE D - REORGANIZATION COSTS

         Reorganization costs recorded in the third quarter of Fiscal 1996 and the first nine months of Fiscal 1996 consisted of:

                                             Thirteen weeks ended    Thirty-nine weeks ended
                                               October 26, 1996          October 26, 1996
                                             --------------------    -----------------------

Write-off of leasehold improvements and
  fixtures associated with store closures
  net of proceeds                                $  146,892                  $2,055,664
Estimated store lease rejection claims net
  of proceeds from lease sales                      288,495                   2,858,313
Other related store closure costs                    15,554                     177,067
Professional fees                                 1,068,874                   2,267,755
Interest income                                    (235,149)                   (645,626)
Other                                               132,414                     366,475
                                                 ----------                  ----------
                                                 $1,417,080                  $7,079,648
                                                 ==========                  ==========

THE CLOTHESTIME, INC.


NOTE E - CAPITAL STOCK AND STOCK OPTION TRANSACTIONS

         The following table summarizes the activity under the Company's Stock Option Plans during the thirty-nine week period ended October 26, 1996:

                                                                 Shares
                                                                ---------
Options Outstanding, January 27, 1996                           2,815,788
  Activity during the period:

        Options Granted                                            10,000
        (per share amount: $1.00)

        Options Exercised                                               -

        Options Canceled
        (per share amounts: $1.50 to $12.75)                     (721,596)
                                                                ---------
        Options outstanding, October 26, 1996                   2,104,192
                                                                =========

         At October 26, 1996, options to purchase 1,583,710 shares of the Company's common stock were exercisable on various dates through September 22, 2005, at prices ranging from $1.50 to $12.75 per share. In addition, at October 26, 1996, there were options to purchase 1,737,495 shares of the Company's common stock available for grant under the Company's stock option plans. The computation of net loss per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period.

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

NOTE F - SUBSEQUENT  EVENTS

         During the third quarter of Fiscal 1996, the Company, in consultation with the official committee of unsecured creditors in the Bankruptcy Cases (the "Committee"), began actively exploring an investment by a third party as an alternative strategy for exiting chapter 11. The Company concluded that one viable alternative for maximization of creditor recoveries is for the Debtors and the Committee, with the assistance of a professional investment advisor, jointly to seek to identify opportunities for a (i) sale or merger of the Company or (ii) a third party willing to make an investment in the Company's assets or business. Accordingly, on November 12, 1996, the Company and the Committee filed, and the Bankruptcy Court approved, a joint application to retain Financo, Inc. ("Financo") as an investment advisor. The Company and the Committee anticipate that an investment could take a variety of forms, including, but not limited to, the provision of new financing, either through direct loans, the purchase of new debt securities or the assumption of existing liabilities; a merger, joint venture or other similar business combination; or the purchase or other acquisition of some or all of the Company's assets.
There can be no assurance whether Financo will be successful in identifying an investor or whether any transaction will be acceptable to the Company, the Committee or other creditors and parties in interest.

         On December 9, 1996, the Company filed a motion seeking Bankruptcy Court approval to (i) close 22 underperforming retail stores, (ii) conduct store closing sales at certain of the closed stores, (iii) retain a lease consultant to market the leases for certain of the closed stores, and (iv) reject the leases for certain of the closed stores unless a motion to assume and assign such leases has been filed by January 31, 1997. The motion is scheduled to be heard on December 30, 1996, and the store closing sales are scheduled to be completed by January 31, 1997.

THE CLOTHESTIME, INC.


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

CONSOLIDATED RESULTS OF OPERATIONS

         The following table sets forth certain items in the consolidated statements of operations as a percentage of total revenues for the thirteen week and thirty-nine week periods ended October 26, 1996 and October 28, 1995.

                                        Thirteen weeks ended            Thirty-nine weeks ended
                                  ------------------------------    ------------------------------
                                  Oct. 26, 1996    Oct. 28, 1995    Oct. 26, 1996    Oct. 28, 1995
                                  -------------    -------------    -------------    -------------
Total revenues                          100%             100%             100%             100%
Cost of sales, including buying
  and distribution and occupancy
  costs                                67.2             72.1             68.5             73.2
Selling, general and
  administrative expenses              37.7             32.4             35.9             31.0
    Interest expense                    0.1              0.1              0.1              0.3
    Other losses                          -                -                -              0.2
                                       ----             ----             ----             ----
Loss before reorganization costs
  and income taxes                     (5.0)            (4.6)            (4.5)            (4.7)
    Reorganization costs                3.0                -              4.7                -
                                       ----             ----             ----             ----
Loss before income taxes               (8.0)            (4.6)            (9.2)            (4.7)
Benefit for income taxes                  -             (1.7)               -             (1.7)
                                       ----             ----             ----             ----
Net loss                               (8.0)%           (2.9)%           (9.2)%           (3.0)%
                                       ====             ====             ====             ====

         Net Sales

         Net sales decreased 41.1% in the third quarter of Fiscal 1996 to $46.4 million compared to $78.7 million in the third quarter of Fiscal 1995. Comparable store sales (stores in operation for at least 15 months) decreased by 19.1% in the third quarter of Fiscal 1996 as compared with the third quarter of Fiscal 1995. For the first nine months of Fiscal 1996, net sales decreased 37.8% to $149.6 million from $240.4 million in the same period of Fiscal 1995. Comparable store sales decreased by 17.4% for the first nine months of Fiscal 1996 compared with comparable store sales for the first nine months of Fiscal 1995. Management attributes this decline in sales to two principal factors: first, the Company ended the third quarter of Fiscal 1996 with 181 fewer stores than at the end of the comparable period in Fiscal 1995; second, despite the Company's new and aggressive advertising campaign, there was a decrease in customer traffic as well as customer resistance to product and pricing.

THE CLOTHESTIME, INC.


         The Company's primary target market is women in the 18 to 34 age group. While customer demographics revealed that this age represents a significant portion of our customers, the Company still maintains a lesser customer base in the 14 to 17 and 35 and over age groups. The Company's business is comprised of two principal selling seasons: Spring (the first and second quarters) which includes the periods during which spring and summer styles are introduced; and, Fall (the third and fourth quarters) which includes the back-to-school, winter and Christmas selling seasons. Consistent with the majority of clothing retailers, the Company normally posts its strongest sales during the fourth quarter as a result of a stronger Christmas selling period compared to its summer and early Fall selling periods. First quarter sales are generally lower than sales in the other quarters primarily as a result of the higher sales activity during the fourth quarter. However, during the past two fiscal years, the Company has realized higher sales levels during the Spring seasons rather than the Fall seasons. Management believes that this was primarily due to the highly competitive promotional environment surrounding the holiday seasons as well as the lack of consumer acceptance of merchandise offered. As is the case for most clothing retailers, abnormal seasonal weather also may affect sales because the seasonal merchandise then in the stores may not correspond to the merchandise consistent with the abnormal weather. In addition, since most of the Company's stores are located in non-enclosed retail locations as opposed to enclosed malls, the Company's sales can be adversely affected by abnormal rain or other inclement weather. There was no evidence of adverse weather affecting sales during the first nine months of Fiscal 1996.

         Interest and Other Income; Interest Expense; Other Losses

         Interest and other income increased to $552 thousand in the third quarter of Fiscal 1996, compared to $68 thousand in the third quarter of Fiscal 1995. For the first nine months of Fiscal 1996, interest and other income increased to $696 thousand from $508 thousand in the same period of Fiscal 1995. The increase in the third quarter of Fiscal 1996 and for the first nine months of Fiscal 1996 as compared to the respective periods of Fiscal 1995 was attributable to a gain (net of expenses) of $309 thousand from the sale of the Company's interests in two limited partnerships and interest income of $179 thousand earned on segregated cash accounts that have now been released pursuant to a settlement of certain claims relating to the revolving credit facility, partially offset by the fact that the Company maintained a lower invested cash balance during each of the respective periods in Fiscal 1996 after excluding invested cash balances attributable to the bankruptcy proceeding. See Part II,
Item 1. Legal Proceedings, in this Report for a complete discussion of the sale of the limited partnership interests and the settlement of certain claims relating to the revolving credit facility.

         Interest expense decreased to $30.8 thousand in the third quarter of Fiscal 1996, compared to $92 thousand in the third quarter of Fiscal 1995. Interest expense decreased to $123 thousand for the first nine months of Fiscal 1996, from $649 thousand in the same period of Fiscal 1995. This decrease is attributable to the Company not recording approximately $390 thousand and $1.1 million in interest during the third quarter and first nine months of Fiscal 1996, respectively, consistent with certain accounting rules applicable to a company which has filed for chapter 11 protection. The interest expense recorded in the third quarter and first nine months of Fiscal 1995 resulted from borrowings of $1.4 million made during the first quarter of Fiscal 1995, bank loans of $1.9 million taken out in the fourth quarter of Fiscal 1993, a capital lease obligation of $1.9 million entered into during Fiscal 1993, and outstanding borrowings under the revolving credit facility in Fiscal 1995. See Note C to Condensed Consolidated Financial Statements, herein.

         The $405 thousand in other losses incurred in the first nine months of Fiscal 1995 was attributable to losses from sales of marketable securities.

         Cost of Sales

         Cost of sales as a percentage of total revenues decreased to 67.2% in the third quarter of Fiscal 1996 as compared with 72.1% in the third quarter of Fiscal 1995. For the first nine months of Fiscal 1996, cost of sales as a percentage of total revenues decreased to 68.5% from 73.2% for the same period of Fiscal 1995. The decrease for the third quarter of Fiscal 1996 and the first nine months of Fiscal 1996 as compared to the same periods of Fiscal 1995 was primarily the result of the Company taking fewer markdowns due to conservative inventory planning stemming from negative sales trends and higher mark-ups on new merchandise made possible through improved buying practices.

THE CLOTHESTIME, INC.


         Selling, General and Administrative Expenses

         Selling, general and administrative expenses as a percentage of total revenues increased to 37.7% for the third quarter in Fiscal 1996 compared with 32.4% for the third quarter in Fiscal 1995. For the first nine months of Fiscal 1996 and Fiscal 1995, selling, general and administrative expenses as a percentage of total revenues were 35.9% and 31.0%, respectively. The overall increase in expenses as a percentage of total revenues in the third quarter of Fiscal 1996 and the first nine months of Fiscal 1996 as compared to the same periods of Fiscal 1995 was due to increases in (i) store operations and supervisory payroll; (ii) advertising costs; (iii) employee benefits and (iv) other fixed operating expenses. Store operations and supervisory payroll as a percentage of total revenues were higher as a result of staffing to support higher than realized sales levels. Advertising costs as a percentage of total revenues were higher due to the major advertising campaign launched during Fiscal 1996. Employee benefits as a percentage of total revenues were higher due to increased benefit costs necessary to support the planned staffing levels referenced above. As is the case with most operating expenses, increases in other fixed operating expenses as a percentage of total revenues were incurred due to decreased leverage on fixed operating expenses resulting from fewer stores and lower average sales.

         Reorganization Costs

         Reorganization costs includes all costs associated with the reorganization under chapter 11. During the third quarter of Fiscal 1996, the Company incurred reorganization costs of $1.4 million, primarily relating to professional fees and estimated store lease rejection claims. Reorganization costs in the first nine months of Fiscal 1996 were $7.1 million, relating primarily to estimated lease rejection claims, professional fees, the write-off of leasehold improvements and fixtures associated with closed stores, and certain other expenses. See Note D to Condensed Consolidated Financial Statements, herein.

         Benefit for Income Taxes

         No income tax benefit has been recorded for the third quarter and first nine months of Fiscal 1996 because the Company has exhausted its available net operating loss carrybacks permitted under the Federal and state tax codes. The benefit of net operating loss carryforwards will be reflected in future periods when it becomes more likely than not that the benefit will be realized. The Company's effective benefit rate was 37.0% for the third quarter and first nine months of Fiscal 1995.

         Net Loss and Loss Per Share

         Net loss and loss per share for the third quarter of Fiscal 1996 were $3.8 million and $0.27, respectively. This compared with net loss and loss per share of $2.3 million and $0.16, respectively, for the third quarter of Fiscal 1995. Net loss and loss per share for the first nine months of Fiscal 1996 were $13.8 million and $0.97, respectively. This compared with net loss and loss per share of $7.1 million and $0.50, respectively, for the same period of Fiscal 1995. The increase in net loss for the third quarter and first nine months of Fiscal 1996 as compared to the same periods of Fiscal 1995 was primarily due to a reduction in comparable store sales, reorganization charges incurred during the third quarter of Fiscal 1996 and during the first nine months of Fiscal 1996 of $1.4 million and $7.1 million, respectively, and the absence of an income tax benefit.

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

THE CLOTHESTIME, INC.




         Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except as approved by the Bankruptcy Court, principal and interest payments on prepetition debt have not been made since the Petition Date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. At October 26, 1996, liabilities subject to compromise are estimated at $48.7 million. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts.

         The prohibition on payments of prepetition liabilities as a result of the chapter 11 filing and income tax refunds received in the second quarter of Fiscal 1996 enabled the Company to report $24.3 million in cash and cash equivalents at October 26, 1996. Included in cash and cash equivalents at October 26, 1996 is $470 thousand being held in segregated accounts pursuant to various agreements in the Company's Bankruptcy Cases.

         Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. At this time, it is not possible to predict the outcome of the chapter 11 filing, in general, or its effects on the business of the Company or on the interests of creditors or stockholders.

         The Company is in the process of developing a long term business plan around which the framework of a plan of reorganization will be developed. As a part of this process, the Company will be assessing the effects of new merchandising and marketing strategies on operating results and assessing the desirability of further store closings. Further store closings and rejections of leases and other executory contracts will result in increased reorganization costs. During the months of June 1996 and July 1996, the Company closed a total of 33 underperforming stores (the "July Closed Stores"). In July, the Company rejected the leases for the July Closed Stores and, in August, assumed and assigned one lease that had been marketed successfully. These store closings have resulted in a withdrawal of the Company from the markets in Hawaii, Oregon and Washington. On December 9, 1996, the Company filed a motion seeking Bankruptcy Court approval to (i) close 22 underperforming retail stores (the "January Closed Stores"), (ii) conduct store closing sales at certain of the January Closed Stores, (iii) retain a lease consultant to market the leases for certain of the January Closed Stores, and (iv) reject the leases for certain of the January Closed Stores unless a motion to assume and assign such leases has been filed by January 31, 1997. The motion is scheduled to be heard on December 30, 1996, and the store closing sales are scheduled to be completed by January 31, 1997.

         During the third quarter of Fiscal 1996, the Company, in consultation with the Committee, began actively exploring an investment by a third party as an alternative strategy for exiting chapter 11. The Company concluded that one viable alternative for maximization of creditor recoveries is for the Debtors and the Committee, with the assistance of a professional investment advisor, jointly to seek to identify opportunities for a (i) sale or merger of the Company or (ii) a third party willing to make an investment in the Company's assets or business. Accordingly, on November 12, 1996, the Company and the Committee filed, and the Bankruptcy Court approved, a joint application to retain Financo as an investment advisor. The Company and the Committee anticipate that an investment could take a variety of forms, including, but not limited to, the provision of new financing, either through direct loans, the purchase of new debt securities or the assumption of existing liabilities; a merger, joint venture or other similar business combination; or the purchase or other acquisition of some or all of the Company's assets. There can be no assurance whether Financo will be successful in identifying an investor or whether any transaction will be acceptable to the Company, the Committee or other creditors and parties in interest.

THE CLOTHESTIME, INC.


         The exclusive period for the filing of a plan of reorganization has been extended to January 31, 1997 and to solicit acceptances of a plan of reorganization to March 31, 1997. The Company may seek a further extension of the exclusive period; however, there can be no assurance that the Bankruptcy Court will grant a further extension. The Company cannot, at the present time, predict the contents of any proposed plan of reorganization or when or whether it will be accepted by the creditors or approved by the Bankruptcy Court.

         Subsequent to the chapter 11 filing, the Company reached an agreement with The CIT Group/Business Credit, Inc. to provide debtor in possession financing. The DIP Facility was approved by the Bankruptcy Court on January 9, 1996. At October 26, 1996, the DIP Facility provided for revolving loans to be made up to the lesser of (a) $25 million or (b) the lesser of (i) 60% of eligible inventory valued on a cost basis and (ii) 36.5% of eligible inventory valued on a retail basis, subject to adjustment. The revolving line of credit may be in the form of letters of credit determined as provided under the agreement. Cash borrowings bear interest at either a reference rate plus 0.5% or LIBOR plus 2.5%, at the option of the Company. The agreement contains various restrictive covenants requiring, among other things, minimum levels of EBITDA, the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. Effective August 1, 1996, the DIP Facility was amended to revise the covenant relating to the minimum required level of EBITDA for the third quarter of Fiscal 1996 and certain other provisions. The DIP Facility was amended further in October 1996 to revise the covenant relating to the minimum required level of EBITDA for the third quarter of Fiscal 1996. (See Note B to Condensed Consolidated Financial Statements, herein).

         The Company did not use the direct borrowing capacity on the line during the third quarter of Fiscal 1996. There were $1.5 million of letters of credit outstanding at October 26, 1996. The DIP Facility will terminate on the earlier of December 8, 1997 or the date of consummation of a plan of reorganization, subject to earlier termination. Cash borrowings and letters of credit issued under the agreement have been granted superpriority status by the Bankruptcy Court over all obligations except certain administrative expenses, as defined in the agreement. The DIP Facility is more fully described in Note B to Condensed Consolidated Financial Statements, herein.

         General

         The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and pay professional and administrative fees in connection with its reorganization.

         Net cash used in operating activities was $4.0 million for the third quarter of Fiscal 1996, compared to $13.0 million for the third quarter of Fiscal 1995. The Company's cash used in operations of $4.0 million for the third quarter of Fiscal 1996 resulted primarily from losses incurred during the first nine months of Fiscal 1996 and an increase in merchandise inventories, partially offset by the add back of non-cash charges representing non-cash reorganization costs and income tax refunds received in the second quarter of Fiscal 1996. Merchandise inventories increased to $13.4 million at the end of the third quarter of Fiscal 1996, from $8.6 million at the end of Fiscal 1995. The increase in inventory at the end of the third quarter of Fiscal 1996 can be attributed to seasonal inventory fluctuations and inventory returning to normal levels following aggressive markdowns taken in the fourth quarter of Fiscal 1995.

         The Company has an indirect relationship with the factoring community, which assists vendors of merchandise inventories in securing up front payment (as opposed to payment terms from the Company directly) for goods shipped to the Company. Subsequent to the approval of the DIP Facility, most factors have been willing to extend credit for goods shipped to the Company. To the extent that (i) cash provided from operating activities is inadequate to meet the Company's liquidity requirements, (ii) the factors require greater credit support and/or (iii) manufacturers are less willing to deliver merchandise pursuant to payment terms, short or long-term liquidity will be adversely impacted.

THE CLOTHESTIME, INC.


         Income taxes receivable decreased to $0 by the end of the third quarter of Fiscal 1996, compared to $9.3 million at the end of Fiscal 1995, due to the Company receiving tax refunds of $9.4 million in the second quarter of Fiscal 1996. See Part II, Item 1. Legal Proceedings, herein for a discussion of the settlement involving the tax refund.

         Investments decreased to $0 at the end of the third quarter of Fiscal 1996, compared to $1.2 million at the end of Fiscal 1995. The decrease was due to the sale of the Company's interests in two limited partnerships. See Part II, Item 1. Legal Proceedings, in this Report for a complete discussion of the sale of the limited partnership interests.

         Accounts payable decreased to $6.7 million at the end of the third quarter of Fiscal 1996, from $11.1 million at the end of Fiscal 1995. The decrease in accounts payable resulted primarily from (i) professional fees relating to the Company's chapter 11 filing, which were accrued as part of the accounts payable balance at the end of Fiscal 1995 and paid primarily in the second quarter of Fiscal 1996 and (ii) a reclassification of a portion of the accounts payable balance to liabilities subject to compromise done after Fiscal 1995 year-end. Accrued sales tax decreased to $1.6 million at the end of the third quarter of Fiscal 1996 from $2.0 million at the end of Fiscal 1995 primarily due to tax payment timing differences and a reduction in the Company's store base. Accrued payroll and related taxes decreased from $4.6 million at the end of Fiscal 1995 to $3.6 million at the end of the third quarter of Fiscal 1996 primarily due to decreasing group health and payroll-related tax payments as a result of the Company's reduction in its store base.

         Long-term liabilities consisting of a capital lease obligation increased to $645 thousand from $0 at the end of Fiscal 1995 due to the Company reclassifying a portion of the capital lease obligation from liabilities subject to compromise to long-term liabilities as a result of the settlement involving the MetLife capital lease obligation. The capital lease obligation settlement and the amounts outstanding thereunder are more fully described in Note C to the Notes to Condensed Consolidated Financial Statements, herein.

         In the first nine months of Fiscal 1996, the Company closed forty-three stores. As a result, property, plant and equipment decreased $4.7 million, from $55.3 million at the end of Fiscal 1995 to $50.6 million at October 26, 1996. During Fiscal 1996, the Company has a capital spending limit of $2.0 million under the DIP Facility. Management believes this amount is more than adequate to meet the capital requirements of the Company. Although the Company plans no new store openings during Fiscal 1996, a small amount of capital expenditures for store maintenance, system enhancements and various other corporate expenditures are anticipated. The DIP Facility, cash on hand, revenues generated from operations, credit terms extended by the vendor and factor community, and anticipated expense reduction measures will be the principal sources of liquidity. To the extent that results of operations continue to decline, short and long term liquidity will be adversely affected, particularly if the availability of funds under the DIP Facility are significantly decreased or are no longer made available.

FORWARD-LOOKING STATEMENTS

         Included in this Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Report are certain forward-looking statements reflecting management's current expectations. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurance that the Company's financial goals will be realized. Numerous factors may affect the Company's actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the competition in the retail industry, the general economic factors affecting consumer spending particularly in the geographic markets in which the Company competes, customer acceptance of the merchandise offered by the Company, pricing and other competitive factors. The Company cannot predict how these factors will be additionally impacted by the Company's chapter 11 filing. In addition, there are uncertainties inherent in the process of reconciling claims, rejecting and assuming executory contracts and unexpired leases, formulating and confirming a plan of reorganization and other events in the context of the Company's chapter 11 filing.

THE CLOTHESTIME, INC.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The following discussion provides general background information regarding developments in the Company's chapter 11 cases since January 27, 1996 through approximately December 9, 1996, but is not intended to be an exhaustive summary. For additional information regarding the Company's chapter 11 cases reference should be made to the Company's Annual Report on Form 10-K for the Fiscal year ended January 27, 1996 (the "Annual Report"), Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report and the Notes to Consolidated Financial Statements herein. The Company files routine monthly reports with the Office of the United States Trustee for the Central District of California and files various pleadings with the Bankruptcy Court. Copies of these documents may be obtained, upon request, from CPT Group, Inc. ("CPT"), 1151 Dove Street, Suite 170, Newport Beach, California 92660, (714) 852-8240; however, the requesting party will be charged a fee by CPT.

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

         In this context, "assumption" requires that the Company cure, or provide adequate assurance that it will cure, all existing defaults under the contract or lease and provide adequate assurance of future performance under relevant provisions of the Bankruptcy Code; and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease. Rejection of an executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach, which claim shall be allowed or disallowed as if such claim had arisen before the date of the filing of the petition. By orders of the Bankruptcy Court, the Company obtained extensions of time within which to assume or reject its non-residential real property leases through and including the confirmation date of its plan of reorganization, except for certain leases of non-residential real property of certain objecting landlords for which the time within which such leases must be assumed or rejected was extended to March 31, 1997. Since the Petition Date and as of December 9, 1996, the Company had rejected 171 retail store leases.

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

         Described below are certain significant actions taken, or proceedings now pending, in the Bankruptcy Court.

         As discussed in the Company's Annual Report, (i) on January 24, 1996, Wells, individually and as agent for itself and Union, (collectively, the "Banks") commenced an adversary proceeding in the Bankruptcy Court, Adversary Proceeding No. 96-1100, against the Debtors claiming that a tax refund, then estimated to be approximately $9.3 million, is subject to the Banks' prepetition lien on certain of the Company's assets (the "Tax Refund Litigation"); and (ii) on January 5, 1996, the Company commenced an adversary proceeding in the Bankruptcy Court against the Banks, Adversary Proceeding No. 96-1017, seeking a judicial determination and declaration that the Banks do not hold a valid and perfected security interest in certain credit card receivables or a deposit account or, alternatively, that the security interest, if any, held by the Banks in such property can be avoided (the "Credit Card Litigation").

THE CLOTHESTIME, INC.


         On August 28, 1996, the Bankruptcy Court approved the compromise and settlement of the Tax Refund Litigation and the Credit Card Litigation (collectively, the "Adversary Proceedings") and certain related disputes between the Company and the Banks, pursuant to a Settlement Agreement. The Settlement Agreement provides for the resolution of all claims and controversies relating to the Banks' alleged security interests in the following Disputed Collateral: (i) refunds of federal, state and local income taxes in the amount of $9,452,726.29, representing tax refunds from the Internal Revenue Service in the amount of $9,450,146.00, from the State of Illinois in the amount of $2,280.29 and from the City of New York in the amount of $300.00 (collectively, the "Tax Refund"); (ii) certain funds held on deposit in segregated accounts pursuant to the terms of the parties' Amended Stipulation for Order (1) Clarifying Order Approving Centralized Cash Management Systems, etc., (2) Providing Adequate Protection for Alleged Collateral of Wells Fargo Bank, as Agent, to the Extent of Valid Liens and (3) Establishing Schedule for Resolution of Disputes, dated December 27, 1995;
(iii) the Company's prepetition credit card accounts receivable; and (iv) fee and expense retainers paid by the Company to professionals prior to the commencement of the Bankruptcy Cases. The Settlement Agreement also fixes the allowed amount of the Banks' prepetition claims under the credit facilities evidenced by the Credit Agreement, dated as of February 28, 1995 between Stores, as borrower, the other Debtors, as Guarantors, and the Banks (the "Bank Claims") at $26,306,481.05, subject to increase for prepetition legal fees and expenses and certain contingent claims on account of letters of credit. Such amount has been and will be reduced by certain payments, including payments made pursuant to the Settlement Agreement. On or about September 5, 1996, pursuant to the terms of the Settlement Agreement and on account of the Banks' alleged security interests in the Disputed Collateral other than the Tax Refunds, the Banks (i) applied $3.1 million of the funds on deposit in certain segregated accounts held by the Company to reduce the Bank Claims (the "Initial Payment"), (ii) released the remainder of all funds (approximately $6.5 million) on deposit in such accounts to the Company and (iii) released the Banks' security interests in all Disputed Collateral other than the Tax Refund. In addition, on September 5, 1996, to secure its obligation to make a remaining payment (the "Remaining Payment"), the Company deposited the sum of $3,126,363.00 into a segregated account (the "Segregated Account"). On September 16, 1996, such amount plus interest of $3,054.34 was applied by the Banks to reduce the amount of the Bank Claims pursuant to the terms of the Settlement Agreement.

         In consideration for the transactions described above, the Banks:
(i) have released the balance of the Tax Refund to the Company and (ii) have released their alleged security interests in the Tax Refund. In addition, under the terms of the Settlement Agreement, the Adversary Proceedings have been dismissed.

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

THE CLOTHESTIME, INC.


         On July 11, 1996, the Company received Bankruptcy Court approval to
(i) close 33 underperforming retail stores (the "July Closed Stores"), (ii) retain a liquidation consultant to conduct store closing sales at 18 of these stores located in Hawaii, Oregon and Washington and (iii) conduct store closing sales at the other 15 locations in other markets. On July 22, 1996, the Company received Bankruptcy Court approval to reject certain of the leases for the July Closed Stores and to retain a marketing consultant to market certain of the other leases. Effective July 31, 1996, the Company rejected the remaining leases for the July Closed Stores and, in August 1996 assumed and assigned one lease that had been marketed successfully. These store closings have resulted in a withdrawal of the Company from the markets in Hawaii, Oregon and Washington. On December 9, 1996, the Company filed a motion seeking Bankruptcy Court approval to (i) close 22 underperforming retail stores (the "January Closed Stores"), (ii) conduct store closing sales at certain of the January Closed Stores, (iii) retain a lease consultant to market the leases for certain of the January Closed Stores, and (iv) reject the leases for certain of the January Closed Stores unless a motion to assume and assign such leases has been filed by January 31, 1997. The motion is scheduled to be heard on December 30, 1996, and the store closing sales are scheduled to be completed by January 31, 1997.

         On August 28, 1996, the Bankruptcy Court approved the sale of, and on August 30, 1996, the Company sold, its interests in two limited partnerships for an aggregate consideration of $1,550,000. $1,229,443.46 of the net proceeds of the sale were paid to Union in full satisfaction of its secured loans. See Note C to Condensed Consolidated Financial Statements. The balance of the net proceeds were paid into a segregated account, and are subject to any other liens against the partnership interests, including the lien (if any) of the Banks, and will not be used by the Debtors without further order of the Bankruptcy Court.

         On August 28, 1996, the Bankruptcy Court approved the extension of the Company's exclusive period to file a plan of reorganization until January 31, 1997, and its exclusive period to solicit acceptances of a plan until March 31, 1997. The Company may seek a further extension of the exclusive period; however, there can be no assurance that the Bankruptcy Court will grant a further extension. The Company cannot, at the present time, predict the contents of any proposed plan of reorganization or when or whether it will be accepted by the creditors or approved by the Bankruptcy Court.

         On September 30, 1996, the Bankruptcy Court approved the assumption of a restructured lease for the Company's headquarters space. The base rent for the space was reduced, effective May 15, 1996, from 67.7 cents per square foot per month to 40 cents per square foot per month, or an annual reduction of approximately $400,000. The lease as amended also provides for an annualized adjustment based on the consumer price index of not less than 103% and not more than 105% of the base rent for the prior year. Any damages incurred by the lessor are capped at the annualized amount of the base rent for the year, and the Company has provided the lessors with a letter of credit for such amount. The term of the lease was also extended to May 15, 2006.

         During the third quarter of Fiscal 1996, the Company, in consultation with the Committee, began actively exploring an investment by a third party as an alternative strategy for exiting chapter 11. The Company concluded that one viable alternative for maximization of creditor recoveries is for the Debtors and the Committee, with the assistance of a professional investment advisor, jointly to seek to identify opportunities for a (i) sale or merger of the Company or (ii) a third party willing to make an investment in the Company's assets or business. Accordingly, on November 12, 1996, the Company and the Committee filed, and the Bankruptcy Court approved, a joint application to retain Financo as an investment advisor. The Company and the Committee anticipate that an investment could take a variety of forms, including, but not limited to, the provision of new financing, either through direct loans, the purchase of new debt securities or the assumption of existing liabilities; a merger, joint venture or other similar business combination; or the purchase or other acquisition of some or all of the Company's assets. There can be no assurance whether Financo will be successful in identifying an investor or whether any transaction will be acceptable to the Company, the Committee or other creditors and parties in interest.

THE CLOTHESTIME, INC.


         On June 28, 1996, the Committee filed a motion (the "Compensation Motion") seeking an order requiring the Company to reduce by 25 percent the annual base compensation of John Ortega II, the Company's Chairman of the Board and Chief Executive Officer, and Norman Abramson, the Company's President and Chief Operating Officer. Thereafter, the Company, the Committee, Messrs. Ortega and Abramson and David Sejpal, the Company's Vice President and Chief Financial Officer, entered into negotiations regarding, and, with the approval of the Compensation Committee of the Board of Directors, entered into a compromise and settlement of, the subject matter of the Compensation Motion.

         Under the terms of this compromise and settlement (as modified by a stipulation approved by the Bankruptcy Court on November 12, 1996), effective as of August 1, 1996, the annual base compensation paid to Messrs. Ortega and Abramson was reduced by 12.5 percent, such reduction to remain effective during the remaining pendency of the Bankruptcy Cases. In addition, Messrs. Ortega, Abramson and Sejpal will be eligible to receive certain incentive payments based on the Company's financial performance for the second half of Fiscal 1996. If Mr. Sejpal's employment is terminated other than for cause (as defined in the Severance Agreement, dated as of October 10, 1994 (the "Severance Agreement")) or if he terminates his employment for Good Reason within one year after a Change in Control (as defined in the Severance Agreement and including the conversion of any of the Debtors' cases to a case under chapter 7 of the Bankruptcy Code or the confirmation of a plan of reorganization providing for the liquidation of Clothestime or Stores), he shall be entitled to a severance payment in an amount equal to 12 months of his base compensation in effect on July 31, 1996 and a lump sum payment in lieu of benefits. Such amounts shall be treated as allowed administrative expense claims against Clothestime. In addition, Mr. Sejpal agreed to remain employed with the Company until at least the earlier of (i) 60 days after the date of any conversion of any of the Debtors' cases to a case under chapter 7 of the Bankruptcy Code or the date of the confirmation of a plan of reorganization providing for the liquidation of Clothestime or Stores and (ii) the date on which the Debtors (or any successor chapter 11 or chapter 7 trustee of the Debtors) and the Committee notify Mr. Sejpal that his services are no longer required. Finally, the Debtors and the Committee released Mr. Sejpal from any and all claims arising from or related to a bonus payment in the amount of $50,000 paid by the Company prior to the Petition Date.

         To the best of management's knowledge, there are no other material pending legal proceedings. The Company is, however, subject to other legal proceedings and claims that have arisen in the ordinary course of its business.

ITEM 5.  OTHER INFORMATION

         The information set forth in Part II, Item 1. Legal Proceedings in this Report is hereby incorporated by reference in its entirety into this
Item 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                 10.1 Amendment to Financing Agreement, dated as of August 1, 1996 by and between The CIT Group/Business Credit, Inc., as Lender, and Clothestime Stores, Inc., as Borrower.

                 10.2 Amendment to Financing Agreement, dated as of October 1, 1996 by and between The CIT Group/Business Credit, Inc., as Lender, and Clothestime Stores, Inc., as Borrower.

                 10.3 Agreement, dated as of November 11, 1996 by and among Financo, Inc., as financial advisor, The Clothestime, Inc. and the Creditors' Committee for The Clothestime, Inc.

                 10.4 Assumption and First Amendment to Lease, dated as of August 1, 1996 by and among Raymond Deangelo, August Deangelo, and Michael P. Deangelo, collectively as Lessor, and MRJ Industries, Inc., as Lessee.

                 27.      Financial Data Schedule.

         (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarterly period ended October 26, 1996.

THE CLOTHESTIME, INC.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          THE CLOTHESTIME, INC.


Date:  December 16, 1996                  By:  /s/ JOHN ORTEGA II
                                              ------------------------------
                                                   John Ortega II
                                                   Chairman of the Board
                                                   and Chief Executive Officer


Date:  December 16, 1996                  By:  /s/ DAVID A. SEJPAL
                                              -------------------------------
                                                   David A. Sejpal
                                                   Vice President -
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

THE CLOTHESTIME, INC.



                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------
   10.1             Amendment to Financing Agreement, dated as of August 1,
                    1996 by and between The CIT Group/Business Credit, Inc., as Lender, and Clothestime Stores, Inc., as Borrower.

   10.2 Amendment to Financing Agreement, dated as of October 1, 1996 by and between The CIT Group/Business Credit, Inc., as Lender, and Clothestime Stores, Inc., as Borrower.

   10.3 Agreement, dated as of November 11, 1996 by and among Financo, Inc., as financial advisor, The Clothestime, Inc. and the Creditors' Committee for The Clothestime, Inc.

   10.4 Assumption and First Amendment to Lease, dated as of August 1, 1996 by and among Raymond Deangelo, August Deangelo, and Michael P. Deangelo, collectively as Lessor, and MRJ Industries, Inc., as Lessee.

   27.              Financial Data Schedule.