Form 10-K405
period 1997-01-25
CLOTHESTIME INC
filed 1997-04-25
CIK 727739

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: JANUARY 25, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM                TO
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 11, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing sale price of such stock on such date) was approximately $365,369.

     The number of shares of common stock of the registrant outstanding at April 11, 1997 was 14,198,241 (exclusive of 565,000 treasury shares).
================================================================================

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I
  Item 1.      Business.................................................................    1
  Item 2.      Properties...............................................................    8
  Item 3.      Legal Proceedings........................................................    9
  Item 4.      Submission of Matters to a Vote of Security Holders......................   13

PART II
  Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters....   13
  Item 6.      Selected Financial Data..................................................   14
  Item 7.      Management's Discussion and Analysis of Financial Condition and Results
               of Operations............................................................   15
  Item 8.      Financial Statements and Supplementary Data..............................   22
  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure...............................................................   42

PART III
  Item 10.     Directors and Executive Officers of the Registrant.......................   42
  Item 11.     Executive Compensation...................................................   44
  Item 12.     Security Ownership of Certain Beneficial Owners and Management...........   48
  Item 13.     Certain Relationships and Related Transactions...........................   49

PART IV
  Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........   50

Signatures..   .........................................................................   56

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

     Clothestime and its predecessors have been in business since 1974. Clothestime commenced operations in 1978 as a California corporation and in 1991 reincorporated in the State of Delaware. The Company's executive offices are located at 5325 East Hunter Avenue, Anaheim, California 92807. Its telephone number is (714) 779-5881, and its address on the World Wide Web is http://www.ctme.com.

DEVELOPMENTS DURING THE REORGANIZATION CASES

     Chapter 11 Proceedings. On December 8, 1995 (the "Petition Date"), Clothestime and five of its subsidiaries, MRJ Industries, Inc. ("MRJ"), Clothestime Stores, Inc. ("Stores"), Clothestime Investment, Inc., Clothestime Acquisition Corporation and Clothestime International, Inc. (collectively, the "Debtors") each commenced a reorganization case (collectively, the "Reorganization Cases") by filing a voluntary petition (collectively, the "Petitions") for relief under chapter 11, title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the "Bankruptcy Court"). The cases are being jointly administered by the Bankruptcy Court. Hereinafter, all references to the Company made in connection with any disclosure relating to the Debtors' chapter 11 cases refer solely to the Debtors and exclude Clothestime Insurance Company (Clothestime's captive insurance company subsidiary).

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

     Generally, interest on a prepetition debt does not accrue after the commencement of a chapter 11 case. If debts are secured by property with a value that is greater than the amount of the debt, interest may accrue up to the value of the collateral. Interest expense on certain secured debt will continue to be accrued but is subject to settlement. No determination has been made regarding the value of the property interests which secure certain debt and, consequently, whether interest thereon will be paid. The Company has ceased accruing interest expense on unsecured debt. Contractual interest (not including interest at default rates) exceeds interest expense recorded in the accompanying Fiscal 1996 and Fiscal 1995 consolidated statements of operations by approximately $1,550,000 and $235,000, respectively.

     Since the Petition Date, the Debtors have devoted substantial efforts to stabilize their businesses and to solidify their relationships with their employees, vendors and customers. The Debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage each of their respective businesses and enter into all transactions (including obtaining services, supplies and inventories) that each could have entered into in the ordinary course of their business had there been no bankruptcy. The Debtors may not engage in transactions outside the normal course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval when necessary. The Company has sought and obtained orders from the Bankruptcy Court intended to facilitate the normal operations of the Company, including orders (a) authorizing the Company to maintain its consolidated cash management system, (b) authorizing the payment of certain prepetition claims, including claims for customer returns and for wages, salaries and employee benefits, (c) approving the Company's debtor in possession financing, which is described below, and (d) authorizing the closing of 190 underperforming stores, as described below. See "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," herein.

     On December 28, 1995, the Company, through Stores, entered into, and the Bankruptcy Court approved, a financing agreement (the "DIP Facility") with The CIT Group/Business Credit, Inc. ("CIT") for debtor in possession financing. See "Item 8. Financial Statements and Supplementary Data -- Notes to the Consolidated Financial Statements, Note C," herein. The Debtors (other than Stores) are guarantors under the agreement. The agreement terminates on the earlier of December 8, 1997 or the effective date of the Company's plan of reorganization, subject to earlier termination. Pending its emergence from bankruptcy, the Company believes that its cash resources, revenues generated from operations, anticipated expense reduction measures and debtor in possession financing will enable it to conduct normal business operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," herein.

     On December 15, 1995, the Office of the United States Trustee for the Central District of California (the "U.S. Trustee"), pursuant to Section 1102 of the Bankruptcy Code, appointed the official unsecured creditors' committee (the "Creditors' Committee"). The Creditors' Committee has the right to, among other things, (a) consult with the Debtors concerning administration of the case; (b) investigate the acts, conduct, assets, liabilities and financial condition of the Debtors, the operations of the Debtors' business and any other matter relevant to the case or to the formulation and acceptance or rejection of a plan of reorganization; and (c) participate in the formulation and acceptance or rejection of a plan of reorganization.

     As debtors in possession, the Debtors have the right, subject to the approval of the Bankruptcy Court, under relevant provisions of the Bankruptcy Code, to assume or reject executory contracts and unexpired leases, including real property leases. Certain parties to such executory contracts and unexpired leases with the Company, including parties to such real property leases, may file motions with the Bankruptcy Court seeking to require the Company to assume or reject those contracts or leases. In this context, "assumption" requires that the Company cure, or provide adequate assurance that it will cure, all existing defaults under the contract or lease and provide adequate assurance of future performance under relevant provisions of the Bankruptcy Code; and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease. Rejection of an executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach, which claim shall be allowed or disallowed as if such claim had arisen before the date of the filing of the petition. By order of the Bankruptcy Court, effective February 5, 1996, the Company obtained an extension of time within which to assume or reject the majority of its non-residential real property leases through and including the confirmation date of its plan of reorganization, except for certain leases of objecting landlords (the "Objection Leases") for which the time within which such leases must be assumed or rejected was extended initially to September 30, 1996 and subsequently to March 31, 1997. On March 31, 1997, the Debtors filed a motion with the Bankruptcy Court seeking to (a) assume the leases for two additional store locations, (b) reject three additional leases and (c) extend through and including the date of confirmation of their plan or plans of reorganization the period within which the Debtors may elect to assume or reject the 24 remaining Objection Leases. Since the Petition Date and as of March 31, 1997, the Company had rejected 190 retail store leases. See "Item 2. Properties."

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

     In mid-Fiscal 1996, based on the Debtors' continued analysis of the profitability of individual store locations and market areas, including an assessment of operations and financial results for the early months of Fiscal 1996, the Debtors identified 33 additional stores, including 15 individual stores and all 18 of their stores located in Hawaii, Oregon and Washington, that were unprofitable. On July 11, 1996, the Debtors obtained Bankruptcy Court authority to (a) close the 33 additional unprofitable stores; (b) retain a liquidation consultant to conduct store closing sales at the 18 Hawaii, Oregon and Washington stores; and (c) conduct store closing sales at the 15 individual stores. On July 22, 1996, the Debtors received Bankruptcy Court authority to reject certain of the leases for the 33 closed stores and to retain a lease marketing consultant to market the other closed store leases. Effective July 31, 1996, the Debtors rejected most of the leases for the closed stores, and, in August 1996, assumed and assigned one lease that had been marketed successfully.

     Near the end of Fiscal 1996, the Debtors identified another 22 stores that were unprofitable. On December 31, 1996, the Debtors obtained Bankruptcy Court authority to: (a) close the 22 stores; (b) conduct store closing sales at those locations; (c) retain a lease marketing consultant to market certain of the closed store leases; and (d) effective January 21, 1997, reject those leases for closed stores that were not successfully marketed as of January 31, 1997. As a final step in this restructuring effort, the Debtors intend to file a motion with the Bankruptcy Court on or before June 10, 1997 seeking approval to close approximately 75 additional stores that are underperforming or unprofitable or are located in markets in which the Company does not plan to operate in the future.

     The Debtors, moreover, have accomplished significant cost reductions in other areas, including significant reductions in the number of executives and the size of the workforce at the Debtors' headquarters. See "Item 1.
Business -- Employee Relations" herein. On September 30, 1996, the Debtors obtained Bankruptcy Court approval to restructure the lease for their headquarters building. The base rent under such lease was reduced, effective May 15, 1996, from $0.677 per square foot per month to $0.40 per square foot per month, for an aggregate annual rent reduction of approximately $400,000.

     In January 1997, John Ortega II, the Chairman of the Board and Chief Executive Officer of Clothestime, and Norman Abramson, the President and Chief Operating Officer of Clothestime, resigned from their positions as officers, directors and employees of Clothestime and certain of its affiliates. Immediately following the resignations of Messrs. Ortega and Abramson, David A. Sejpal assumed the positions of Chairman of the Board, President and Chief Executive Officer, and Douglas L. Pereira, the controller of Clothestime, and Robert Klausner, Director of Store Operations of Clothestime, became Directors. In February 1997, Messrs. Pereira and Klausner were promoted to the executive officer positions of Senior Vice President, Chief Financial Officer and Vice President -- Store Operations, respectively, and Barry Herman was hired as Vice President, General Merchandising. See "Item 11. Executive
Compensation -- Employment Contracts and Termination of Employment and Change of Control Arrangements," herein.

     In the fall of 1996, the Debtors, in consultation with the Creditors' Committee, began actively exploring an investment by a third party as an alternative strategy for exiting chapter 11. The Debtors concluded that one viable alternative for maximization of creditor recoveries was for the Debtors and the Creditors' Committee, with the assistance of a professional investment advisor, jointly to seek to identify opportunities for (a) a sale or merger of the Debtors or (b) a third party willing to make an investment in the Debtors' assets or business. Accordingly, on November 12, 1996, the Debtors and the Creditors' Committee filed, and the Bankruptcy Court approved, their joint application to retain Financo, Inc. ("Financo") as an investment advisor. Thereafter, Financo assisted the Debtors and the Creditors' Committee in seeking third party investments in any of a variety of forms, including, but not limited to: (a) the provision of new financing, either through direct loans, the purchase of new debt securities or the assumption of existing liabilities; (b) a merger, joint venture or other similar business combination; or (c) the purchase or other acquisition of some or all of the Debtors' assets. By this process, several prospective third party investors indicated interest in purchasing certain assets of, or making another investment in, the Company. No third party investment proposal was received, however, that was acceptable to either the Debtors or the Creditors' Committee. On April 8, 1997, the Debtors and the Creditors' Committee jointly terminated their engagement with Financo.

     Plan of Reorganization. The formation of a plan of reorganization is the overriding purpose of a chapter 11 case. A plan of reorganization is the vehicle for satisfying the rights of holders of claims against and interests in a debtor. Under the Bankruptcy Code, a debtor has the exclusive right to (a) file a plan of reorganization during the first 120 days of its chapter 11 case (the "Exclusive Filing Period") and (b) solicit acceptances of such a plan during the first 180 days of the case (the "Exclusive Solicitation Period"). By orders of the Bankruptcy Court entered on March 28, 1996 and September 12, 1996, the Exclusive Filing Period and the Exclusive Solicitation period were extended through and including January 31, 1997 and March 31, 1997, respectively. By order of the Bankruptcy Court entered on February 5, 1997, (a) effective as of January 31, 1997 and through and including March 31, 1997, the Debtors and the Creditors' Committee, jointly and severally, have the exclusive right to file a plan or plans of reorganization in the Reorganization Cases; and (b) effective as of January 31, 1997 and through and including May 30, 1997, the Debtors and the Creditors' Committee, jointly and severally, have the exclusive right to solicit acceptances of such a plan or plans. On March 31, 1997, the Debtors and the Creditors' Committee filed a joint motion seeking a further extension of the dates set forth in the preceding sentence. A hearing on the motion is presently scheduled for May 7, 1997.


     On March 21, 1997, the Debtors filed a joint plan of reorganization (as amended, the "Plan") and related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. The initial hearing before the Bankruptcy Court to consider approval of the Disclosure Statement is scheduled for April 28, 1997. A number of steps must take place before the Plan will be approved and consummated. The Debtors are still negotiating certain aspects of the Plan with the Creditors' Committee, certain other creditors and the largest prepetition creditor of the Debtors, and the Debtors anticipate amending the Plan to reflect the results of such negotiations. In addition, the Bankruptcy Court must approve the Disclosure Statement, creditors must vote whether to accept or reject the Plan and the Bankruptcy Court must confirm the Plan. The confirmation and effectiveness of the Plan also will be subject to a number of conditions precedent. Given these uncertainties, there can be no assurance whether the Plan will be approved by creditors or confirmed by the Bankruptcy Court or when or whether the Plan will become effective. Existing stockholders would receive no distributions under the Plan, and their stock would be canceled.


     FOR ADDITIONAL INFORMATION ON THE FINANCIAL IMPACT OF THE REORGANIZATION CASES ON THE COMPANY'S BUSINESS, SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," HEREIN.

     COPIES OF THE PLAN AND OTHER DOCUMENTS FILED WITH THE BANKRUPTCY COURT AND THE U.S. TRUSTEE MAY BE OBTAINED, UPON REQUEST FROM CPT GROUP, INC. ("CPT"), 1151 DOVE STREET, SUITE 170, NEWPORT BEACH, CALIFORNIA 92660, (714) 852-8240; HOWEVER, THE REQUESTING PARTY WILL BE CHARGED A FEE BY CPT. THE PRECEDING DISCUSSION AS WELL AS DISCUSSION THROUGHOUT THIS REPORT REGARDING DEVELOPMENTS IN THE COMPANY'S CHAPTER 11 PROCEEDINGS, INCLUDING THE PLAN, ARE NOT INTENDED TO BE EXHAUSTIVE SUMMARIES AND ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCES TO THE ACTUAL DOCUMENTS FILED WITH THE BANKRUPTCY COURT AND THE U.S. TRUSTEE.

STORE OPERATIONS

     As of January 25, 1997, the Company operated stores in 17 states and Puerto Rico, with a large concentration of stores in California, Florida and Texas. All stores are Company-owned and the majority operate under the "Clothestime" name. The Company added no new stores and closed 67 stores during the fiscal year ended January 25, 1997 ("Fiscal 1996"), ending Fiscal 1996 with 333 stores. Since the Petition Date, the Company has closed approximately 200 stores. The Company will continue to focus, on eliminating unproductive stores. Currently, there are no plans to open any additional stores during the fiscal year ending January 31, 1998 ("Fiscal 1997"). See "Item 1. Business -- Developments During the Reorganization Cases -- Chapter 11 Proceedings," herein.

     The following table illustrates the changes in the number of stores operated by Clothestime during the past five fiscal years:

                                                                   STORES   STORES
                                                       STORES AT   OPENED   CLOSED   STORES AT
                           FISCAL                      BEGINNING   DURING   DURING    END OF
                             YEAR                       OF YEAR     YEAR     YEAR      YEAR
        ---------------------------------------------  ---------   ------   ------   ---------
        1992.........................................     401        73        17       457
        1993.........................................     457        92        10       539
        1994.........................................     539        63        25       577
        1995.........................................     577         6       183       400
        1996.........................................     400         0        67       333

     All of the stores occupy leased facilities and are located primarily in non-enclosed retail locations in heavily populated urban and suburban areas. The Company employs a strategy of operating stores mainly in convenient, lower-cost real estate locations as compared to major enclosed malls as a means of lowering its cost structure and thereby passing the savings to the customer.

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

MERCHANDISING AND MARKETING

     The Company's merchandise ranges from designer fashion and better sportswear to moderate apparel. The Company maintains a private label program to provide better quality fashionable merchandise that offers significant savings to the budget conscious consumer. In addition, the Company offers, on a more limited basis, quality brand name merchandise, with an emphasis on everyday low prices. Currently, approximately 75% of the Company's apparel merchandise is private label, designed and manufactured to the Company's specifications.

     In Fiscal 1996, the Company offered more novel and "fashion-forward" merchandise and broader assortments than in prior years. In addition, the Company altered the merchandise mix by featuring a greater percentage of novelty items than were featured in Fiscal 1995.

     The Company has maintained a chain-wide, uniform merchandising concept for its "Clothestime" stores. Management continues to believe that this uniform merchandising concept promotes a consistent and comfortable shopping environment. All newly-constructed and remodeled stores conform to the Company's standards for design and convenience.

     Marketing studies conducted both before and after the Petition Date have shown that the Clothestime customer shops frequently, visiting the stores as often as twice per week to shop for new junior fashion arrivals. In addition, because the Company's stores are located predominantly in convenient local shopping centers, the stores also attract the busy customer, who attends to other shopping needs while in the shopping center.

     The Company's policy is, and has been, to maintain sufficient quantities of inventory on hand in its retail stores and distribution center so that it can offer customers a full selection of current merchandise with ample quantities. During the course of the Reorganization Cases, the Company often has been unable to offer the proper and timely assortment of junior fashion merchandise necessary to attract repeat or new customers. With the hiring of Barry Herman as Vice President, General Merchandise Manager, the Company plans to implement during Fiscal 1997 a number of strategies to improve the flow of merchandise to its stores and to upgrade the appearance of its stores to increase customer interest.

     To keep pace with current fashion trends, the Company continuously tracks inventory in each of its stores through utilization of a "point-of-sale" terminal system designed to improve tracking of merchandise and sales performance. This system and the related software are regularly upgraded or modified as needs arise or change. In Fiscal 1997, the Company intends to refine its inventory control systems to manage more effectively the timely delivery of new inventory to their stores. Buyers' efforts will continue to be supervised to assure delivery of goods on a consistent basis to meet customer needs to new merchandise. These control systems also will enable the Company to respond more quickly to market changes and to take advantage of trends and opportunities.

     Management also intends to take steps to enhance communication between the stores and the buyers. This will provide buyers with increased knowledge of individual markets and customer style preferences, competition and opportunities within various geographic and demographic markets. Enhanced communication also will provide selling teams with a better understanding of new merchandise arrivals, product knowledge and selling techniques. Management believes that the successful implementation of these strategies will enable repeat customers to see new merchandise on a consistent basis.

     The Company intends to broaden its pricing strategy which is expected to marginally raise the overall price points for sales, resulting in higher revenues per store. In addition, management anticipates that this broadened focus will attract new "brand conscious" customers who currently shop at mall stores or other competitors.

     To improve its presentation of merchandise and upgrade certain stores, the Company intends to engage in a limited and focused store remodeling program. Although the Company does not intend to increase the number of stores it anticipates operating immediately after the effective date of the Plan, the Company will consider selective opportunities to relocate stores into new shopping centers with more growth opportunities. Store signage and banners and window displays will be updated to better showcase merchandise to attract "walk-by" customers.

     The Company's advertising and marketing program is designed to reach women between the ages of 18 and 34. In Fiscal 1996, the Company launched a sensationalized, controversial and aggressive marketing campaign, focused primarily towards television, radio and print media spots, designed to rebuild customer traffic and to promote and reinforce that Clothestime is a "cool" place to shop. In Fiscal 1997, the Company intends to tailor its marketing efforts to reach its core customer base. National marketing efforts will shift from television and radio to direct mailings with limited radio support. A newly developed customer database will be utilized to target existing customers and develop demographic information for new potential customers. The Company plans to utilize more frequent direct mailing to target events and sales in particular geographic areas.

     Recognizing the important role played by store personnel in customer satisfaction, management intends to place increased emphasis on customer service through a number of programs including the following:

     - Education. Product knowledge will be communicated to selling teams, which will have direct lines of communications with buyers regarding the merchandise being ordered and desired by customers.

     - Competition. Selling teams will be provided incentives to increase sales through more frequent contests and incentive rewards.

     - Incentives. Selling teams' compensation will have performance incentives.

     - Training. Focused training will be provided to selling teams to increase performance and reduce turnover.

PURCHASING AND DISTRIBUTION

     The Company purchases most of its merchandise directly from manufacturers who also sell to department stores, specialty stores, retail chain stores, factory-outlet stores, mass merchandisers and catalogue merchandisers. During Fiscal 1996, the Company purchased from approximately 600 vendors, with no one vendor accounting for 10% or more of the Company's purchases. Management believes that the loss of any one vendor would not have a material adverse effect on the Company. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any one vendor. The Company believes that it will be able to continue to purchase merchandise from such vendors or from other vendors supplying similar merchandise. In addition, in Fiscal 1997 the Company intends to explore partnering opportunities relating to product development/testing with certain of its key vendors. Unlike many clothing retailers which make large inventory purchases substantially prior to a fashion season, the Company's inventory purchase pattern corresponds closer in time to, or occurs during, the fashion season. The Company's cash from operations and available credit facilities allow management the flexibility to take advantage of opportunities to effect volume purchases during these periods and the Company's distribution capabilities allow such merchandise to be in the stores quickly.

     Merchandise is shipped directly from vendors to the Company's central distribution facility located in Anaheim, California. The Company's utilization of a computer control system to track inventory and monitor distribution plays a key role in inventory control and merchandise distribution.

     To stabilize vendor relations and address significant vendor claims issues arising in the early stages of their chapter 11 cases, the Company: (a) developed and obtained Bankruptcy Court approval of a "return to vendor" program; and (b) analyzed the multitude of reclamation notices served by vendors during the initial days following the Petition Date and, on that basis, developed a program which was approved by the Bankruptcy Court on March 28, 1996 for the reconciliation and eventual payment of reconciled reclamation claims by the end of Fiscal 1996.

TRADEMARKS AND SERVICE MARKS

     The Company is the owner of the federally registered trademarks "Clothestime," "Best World Brand," "CTME," "Spoiled Girls," "Star Cody," "Via Max," "Day 2 Day" and the federally registered service marks "Clothestime," "Lingerie Time," "Trend Club" and "Always in Fashion, Never Full Price." The expiration dates for the initial registration for these marks range from July 2003 to May 2009. In addition, the Company has registered the trademarks "Clothestime" and "Lingerie Time" in Mexico, such initial Mexican registrations to expire in July 2004. The Company believes these marks are important to its business. The Company intends to maintain the marks and related registrations it currently uses in its business.

EMPLOYEE RELATIONS

     In connection with the Company's restructuring efforts and the closure of a significant number of unproductive stores, the Company eliminated approximately 700 jobs during Fiscal 1996. As of January 25, 1997, the Company had 2,046 employees, 905 of whom were part-time. A number of additional temporary employees are usually added during peak selling periods. The Company developed and the Bankruptcy Court approved a key employee retention incentive program to ensure that employees who are crucial to the Company's restructuring efforts will have adequate incentives to remain employed by the Company for the foreseeable future. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

SEASONALITY

     The Company's business is comprised of two principal selling seasons:
Spring (the first and second quarters), which includes the period during which spring and summer styles are introduced; and Fall (the third and fourth quarters), which includes the back-to-school, winter and Christmas selling seasons. The

Company normally posts its strongest sales during the second and third quarters. Second quarter sales have traditionally been strong due to the customer's acceptance of the Company's summer merchandise and the concentration of the Company stores in warm weather climates. Third quarter sales have been primarily driven by back-to-school sales. Typically, clothing retailers post their strongest sales during the fourth quarter as a result of a strong Christmas selling period. While the Company has sought to increase its fourth quarter sales consistent with most clothing retailers, during the last several years a highly competitive promotional environment surrounding the holiday season as well as the lack of acceptance of merchandise offered contributed to weak Company sales in the fourth quarter. First quarter sales are generally lower than sales in the other quarters primarily as a result of the high general level of retail sales activity during the fourth quarter.

     As is the case for most clothing retailers, abnormal seasonal weather also may affect sales because the seasonal merchandise then in the stores may not correspond to the merchandise consistent with the abnormal weather. In addition, since most of the Company's stores are located in non-enclosed retail locations as opposed to enclosed malls, the Company's sales can be adversely affected by abnormal rain or other inclement weather. There was no evidence of adverse weather affecting the Company's sales during Fiscal 1996.

ITEM 2.  PROPERTIES

     The Company's principal executive offices and distribution facility are located on a five-acre tract in Anaheim, California, in a building designed specifically for the Company, consisting of approximately 27,000 feet of two-story office space and approximately 82,400 square feet of distribution/warehouse space (the "Headquarters' Facility"). The Company occupies the Headquarters' Facility under a triple net lease which expires in May 2006 (the "Headquarters' Lease").

     Stores owns an office and warehouse facility located on the same block as the Headquarters' Facility (the "Support Facility"). It consists of approximately 25,700 square feet of two-story office space and approximately 24,600 square feet of warehouse space. This office and warehouse building is security for a $1.4 million loan agreement between Stores and Wells Fargo Bank and a $40 million credit agreement between Stores, on the one hand, and Wells Fargo Bank and Union Bank, on the other hand. The loan agreement and the credit facility are both guaranteed by the Company and certain other of the Company's subsidiaries. As part of the Company's consolidation of its corporate office and distribution operations, on March 7, 1997, the Company completed the move of all of its corporate office and distribution operations, located within the Support Facility to the Headquarters' Facility. On April 14, 1997, Stores agreed to sell the Support Facility to an unaffiliated third party for approximately $2.7 million. The closing of the sale is subject to a number of conditions, including approval of the Bankruptcy Court. The Debtors anticipate that they will also seek an order authorizing the payment of the net proceeds to Wells in full payment of its secured note payable and to the Banks to reduce the revolving credit facility debt. See "Item 8. Financial Statements and Supplementary
Data -- Notes to the Consolidated Financial Statements, Notes D and L," herein.

     The Company leases all its retail stores. Store leases generally have an initial term of one to 20 years and will expire at various dates through 2007. Some leases contain renewal options for periods ranging from one to ten years on substantially the same terms and conditions as the initial leases. The following table sets forth information concerning lease expirations with respect to leases in effect as of Fiscal 1996 year end, excluding those leases for stores that were rejected by the Debtors as of January 31 and February 8, 1997 (see "Item 1. Business -- Developments During the Reorganization Cases" and "-- Store Operations," herein):

                                                                 NUMBER OF LEASES
                                          NUMBER OF LEASES         EXPIRING WITH
                 CALENDAR YEARS               EXPIRING            RENEWAL OPTIONS
        --------------------------------  ----------------   -------------------------
        1997-1998.......................          78                     68
        1999-2000.......................          82                     68
        2001-2002.......................          98                     72
        2003-2004.......................          59                     55
        2005-2006.......................           9                      8
        2007-2008.......................           1                      0
        Month to Month..................           3                      0
                                                 ---                    ---
             Total......................         330                    271
                                          ================   ========================

     Under most of the store leases, the Company is required to pay taxes, insurance and its pro rata share of common area and maintenance expenses. Most of these leases also require the Company to pay the greater of a specified minimum rent or a contingent rent based on a percentage of gross sales. In addition, many store leases include cancellation clauses exercisable by the Company upon the occurrence of certain events (e.g., change in the anchor tenant or a failure to reach certain minimum sales levels). See "Item 8. Financial Statements and Supplementary Data -- Notes to the Consolidated Financial Statements; Note I," herein.

     For a discussion of the assumption and rejection of the Company's store leases and store closures in connection with the Reorganization Cases, please refer to "Item 1. Business -- Developments During the Reorganization Cases," herein.

     In management's opinion, the Company's current administrative offices and warehouse and distribution facilities are adequate for its current level of operations as well as the Company's anticipated level of operations through the end of the fiscal year ending January 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

     On December 8, 1995, Clothestime and five of its subsidiaries, Clothestime Stores, Inc., MRJ Industries, Inc., Clothestime Acquisition Corporation, Clothestime Investment, Inc. and Clothestime International, Inc., each filed petitions in the United States Bankruptcy Court for the Central District of California, Santa Ana Division, Jointly Administered Case No. SA95-22533JW, seeking reorganization under chapter 11 of the Bankruptcy Code.

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

     The Debtors filed their schedules of assets and liabilities and statements of financial affairs with the Bankruptcy Court on January 22, 1996. The Debtors filed amended schedules of assets and liabilities and statements of financial affairs with the Bankruptcy Court on March 21, 1996, to include additional claimants and to modify certain information relating to previously scheduled claims.

     The Bankruptcy Court established July 15, 1996 as the date by which, with certain exceptions, all claimants were to file proofs of claim or be barred from asserting any claim against the Debtors and voting upon or receiving distributions under a plan of reorganization of the Debtors. Certain creditors (essentially entities holding claims that were (a) not scheduled by the Debtors as disputed, contingent or unliquidated or (b) previously allowed by the Bankruptcy Court) were not required to file proofs of claim. In addition, the Bankruptcy Court provided that claims relating to any future rejection of executory contracts or unexpired leases (other than as part of the Plan) were required to be filed on or before the later of (a) 30 days from the date of entry of the order rejecting such contract or lease and (b) the July 15, 1996 bar date. Proofs of claim relating to the rejection of executory contracts or unexpired leases under the Plan must be filed and served on the reorganized Debtors on or before 30 days after the effective date of the Plan.

     Approximately 8,000 claims were originally scheduled by the Debtors or filed against the Debtors prior to the applicable claims bar date imposed by the Bankruptcy Court. The Debtors are in the process of reconciling and resolving proofs of claim that differ in amounts from the Debtors' records, through negotiations with claimants and the anticipated filing of objections. Many of these claims against various Debtors are believed to be duplicative of claims filed against other Debtors, erroneously filed or otherwise not allowable.

     Described below are certain claims, settlements and litigation in the Bankruptcy Court. For a discussion of other aspects of the chapter 11 cases, including a discussion of the Plan of Reorganization filed by the Debtors on March 21, 1997, see "Item 1. Business -- Developments During the Reorganization Cases," herein.

     Claims Arising from Tax Audit. In early 1996, the Internal Revenue Service (the "IRS") commenced an audit (the "IRS Audit") of the Debtors' income tax returns for the fiscal years ended January 29, 1994 ("Fiscal 1993"), January 28, 1995 ("Fiscal 1994") and January 27, 1996 ("Fiscal 1995"). In July 1996, the IRS reported to the Debtors that it had made only limited progress in its audit and thus could not, in advance of the claims bar date, estimate accurately the amounts of outstanding tax liabilities for the periods being audited. As a result, the IRS reported on its proofs of claim high estimates of the outstanding tax liabilities for the periods being audited. The Debtors believe that their actual outstanding tax liabilities for such periods are far lower than those set forth on the proofs of claim filed by the IRS. For financial statement purposes, the Company has estimated the Federal and state taxes (including interest and penalties) expected to be owed as a result of the IRS Audit. If the Company agrees to any settlement of the IRS Audit and related claims filed in the Reorganization Cases, such agreement will be subject to several levels of IRS review and approval and may be subject to approval of the Bankruptcy Court. The Debtors cannot predict whether the amount estimated for financial statement purposes will be the final amount of taxes owed as a result of the IRS Audit or when or whether the IRS and the Bankruptcy Court will approve any settlement of the IRS Audit. See Note F to the Notes to Consolidated Financial Statements.

     Settlement With MetLife Capital Corporation. In May 1993, the Debtors purchased various "point of sale" computer equipment and related software (collectively, the "POS Equipment") used in certain of the Debtors' retail stores to record data regarding sales transactions, which data is simultaneously transferred to the Debtors' central computer system and used to track, among other things, inventory levels and sales performance. The Debtors financed the POS Equipment through the MetLife Capitalized Lease with MetLife Capital Corporation ("MetLife"). The lease obligation was in the aggregate original principal amount of $1,909,725 and was secured by the POS Equipment.

     As of the Petition Date, the aggregate unpaid amount of the Debtors' indebtedness to MetLife, including unpaid principal and accrued interest, was $1,035,335. On or about May 13, 1996, MetLife filed a motion for relief from the automatic stay in the Reorganization Cases, pursuant to section 362 of the Bankruptcy Code, to permit MetLife to foreclose upon its liens on the POS Equipment during the pendency of the Reorganization Cases. Thereafter, the Debtors and MetLife entered into, and the Debtors obtained Bankruptcy Court approval of, a stipulation among the parties (the "MetLife Agreement") which resolves MetLife's motion for relief from the automatic stay and restructures the Debtors' loan obligations to MetLife. Under the terms of the MetLife Agreement, MetLife has an allowed secured claim in the Reorganization Cases in the amount of $670,000, and the balance of MetLife's claim is an allowed unsecured claim in the Reorganization Cases. The MetLife Agreement provides that, in order to amortize MetLife's allowed secured claim the Debtors are required to: (a) make monthly payments of $5,000 to MetLife, commencing in June 1996, which payments have been and will continue to be applied to reduce the principal amount of such secured claim, until the effective date of a plan of reorganization in the Reorganization Cases; and (b) pay the remainder of such secured claim by making monthly payments to MetLife from and after such effective date in an amount equal to remaining principal plus interest at the Bank of America prime rate plus two percentage points, not to exceed 10.5% per annum, amortized over 60 months minus the number of months in which adequate protection payments were made by the Debtors, as described in clause (a) above. Under the MetLife Agreement, MetLife's allowed unsecured claim is to be treated and paid in accordance with the terms of any confirmed plan of reorganization in the Reorganization Cases.

     Wells and Union Claims; Litigation and Partial Settlement. Since the Petition Date, the Debtors have engaged in a series of disputes with Wells Fargo Bank, N.A. ("Wells") and Union Bank of California, N.A. ("Union") (collectively, the "Banks") regarding the treatment of the Banks' Claims. In December 1995, the Debtors and the Banks engaged in extensive negotiations regarding the scope of the Banks' security interests in certain of the Debtors' assets, including, among other things, inventory that was purchased prepetition under commercial letters of credit and certain cash accounts. On December 28, 1995, in partial resolution of these issues and in connection with its approval of the DIP Facility, the Bankruptcy Court entered its Amended Stipulation for Order (1) Clarifying Order Approving Centralized Cash Management Systems, Etc., (2) Providing Adequate Protection for Alleged Collateral of Wells Fargo Bank, as Agent, to the Extent of Valid Liens and (3) Establishing Schedule for Resolution of Disputes (the "Amended Wells/Union Stipulation"). The Amended Wells/Union Stipulation sets forth the parties' agreement regarding: (a) the extent of Wells' (as agent for the Banks) and the Banks' interest in the Debtors' inventory; (b) the ability of the Debtors to use the deposits in certain bank accounts, receipts from credit card purchases of merchandise and proceeds of certain other collateral of the Banks and Wells, as agent for the Banks; and (c) certain other matters.

     Two adversary proceedings involving obligations under the Wells/Union Credit Agreement were commenced in the early months of the Reorganization Cases. On January 24, 1996, Wells, individually and as agent for itself and Union, commenced an adversary proceeding the Bankruptcy Court, Adversary Proceeding No. 96-1100, (the "Tax Refund Litigation") seeking a judicial determination and declaration regarding the nature, extent, validity and priority of the Banks' alleged lien on the Debtors' then-prospective entitlement to receive corporate income tax refunds in excess of $9 million (collectively, the "Tax Refund") in respect of the Debtors' 1995 fiscal year. Soon after the inception of this adversary proceeding, Wells also filed a motion for a temporary restraining order and preliminary injunction to prevent the Debtors from dissipating the Tax Refund during the pendency of such adversary proceeding.

     Wells also asserted liens on certain of the Debtors' credit card receivables in transit as of the Petition Date (the "Receivables") and a deposit account holding approximately $2.5 million in cash (the "Deposit Account"). On January 5, 1996, the Debtors commenced Adversary Proceeding No. 96-1017 (the "Credit Card Litigation") against Wells, seeking a judicial determination and declaration that Wells did not hold a valid and perfected security interest in either the Receivables or the Deposit Account or, alternatively, that the security interests held by Wells in such property, if any, could be avoided.

     On August 28, 1996, the Bankruptcy Court approved the compromise and settlement of the Tax Refund Litigation and the Credit Card Litigation (collectively, the "Adversary Proceedings") and certain related disputes between the Debtors and the Banks, pursuant to a settlement agreement (the "Settlement Agreement"). The Settlement Agreement provides for the resolution of all claims and controversies relating to the Banks' alleged security interests in the following disputed collateral: (a) refunds of federal, state and local income taxes in the amount of $9,452,726, representing tax refunds from the Internal Revenue Service in the amount of $9,450,146, from the State of Illinois in the amount of $2,280 and from the City of New York in the amount of $300 (collectively, the "Tax Refund"); (b) certain funds held on deposit in segregated accounts pursuant to the terms of the parties' Amended Stipulation for Order (i) Clarifying Order Approving Centralized Cash Management Systems, etc., (ii) Providing Adequate Protection for Alleged Collateral of Wells Fargo Bank, as Agent, to the Extent of Valid Liens and (iii) Establishing Schedule for Resolution of Disputes, dated December 27, 1995; (c) the Debtors' prepetition credit card accounts receivable; and (d) fee and expense retainers paid by the Debtors to professionals prior to the commencement of the Reorganization Cases (the collateral described in clauses (a), (b), (c) and (d) above are referred to herein as the "Disputed Collateral"). The Settlement Agreement also fixes the allowed amount of the Banks' prepetition claims under the credit facilities evidenced by the Credit Agreement, dated as of February 28, 1995 between Stores, as borrower, the other Debtors, as Guarantors, and the Banks (the "Bank Claims") at $26,306,481, subject to increase for prepetition legal fees and expenses and certain contingent claims on account of letters of credit. Such amount has been and will be reduced by certain payments, including payments made pursuant to the Settlement Agreement. On or about September 5, 1996, pursuant to the terms of the Settlement Agreement and on account of the Banks' alleged security interests in the Disputed Collateral other than the Tax Refunds, the Banks (a) applied $3,100,000 of the funds on deposit in certain segregated accounts held by the Debtors to reduce the Bank Claims (the "Initial Payment"), (b) released the remainder of all funds (approximately $6,500,000) on deposit in such accounts to the Debtors and (c) released the Banks' security interests in all Disputed Collateral other than the Tax Refund. In addition, on September 5, 1996, to secure its obligation to make a remaining payment (the "Remaining Payment"), the Debtors deposited the sum of $3,126,363 into a segregated account (the "Segregated Account"). On September 16, 1996, such amount plus interest of $3,054 was applied by the Banks to reduce the amount of the Bank Claims pursuant to the terms of the Settlement Agreement.

     In consideration for the transactions described above, the Banks: (a) have released the balance of the Tax Refund to the Debtors and (b) have released their alleged security interests in the Tax Refund. In addition, under the terms of the Settlement Agreement, the Adversary Proceedings have been dismissed.

     The payments by the Debtors to the Banks and the dismissals of the adversary proceedings contemplated by the Wells/Union Settlement Agreement have been completed. The Debtors and Wells currently are engaged in ongoing negotiations regarding all outstanding issues with respect to the appropriate treatment of the Banks' prepetition Claims arising under the Wells/Union Credit Agreement.

     The Company's borrowings from Union were secured by a lien on certain limited partnership interests that were then owned by the Company to take advantage of the Federal and California tax benefits available to investors in such partnerships. Following the Petition Date, after examining its tax position, the Company determined that it would not be able to utilize the credits and other benefits generated by these partnerships. Accordingly, the Debtors obtained Bankruptcy Court approval of the sale of such limited partnership interests for aggregate consideration of $1,550,000. Of the net proceeds of the sale, $1,229,443 was paid to Union in full satisfaction of its secured loan. The remaining net proceeds were paid into a segregated Wells account, pending further order of the Bankruptcy Court.

     On April 2, 1997, the Bankruptcy Court granted the motion of Wells, individually and as agent for itself and Union, seeking relief from the automatic stay established under section 362 of the Bankruptcy Code and authorized the Banks to execute upon their security interests in (a) a New York State Dormitory Authority Revenue Bond in the face amount of $2.0 million and interest thereon and (b) restricted cash in the amount of $253,916 (plus accrued interest) (the "Restricted Cash"), consisting of the excess net proceeds of the Debtors' sale of certain limited partnership interests described above. It is anticipated that Wells, as agent, will liquidate the bond and apply the proceeds thereof and the Restricted Cash to reduce the Debtors' obligations to the Banks under the revolving credit facility.

     Reclamation Claims. Beginning before the Petition Date and continuing through March 1996, the Debtors received 33 demands from 29 sellers claiming a right of reclamation under Section 2-702 of the California Uniform Commercial Code and section 546(c) of the Bankruptcy Code (the "Reclamation Demands"). The alleged value of the goods identified in the Reclamation Demands aggregated approximately $2.6 million.

     Soon after the Petition Date, the Debtors began to implement, and obtained Bankruptcy Court approval of, a comprehensive reclamation claims reconciliation and payment program. Under this program, the Debtors analyzed the Reclamation Demands and determined that only approximately $1.2 million in reclamation claims were valid. Within nine months after the Petition Date, the Debtors were able to reach final resolution of all of the Reclamation Demands. Before the end of 1996, the Debtors paid in full all valid reclamation claims.

     Other Litigation. The Company is also subject to other legal proceedings and claims. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On July 26, 1996, the Company's common stock was delisted from The Nasdaq Stock Market, Inc. ("Nasdaq") because the Company no longer complied with the criteria established by Nasdaq for continuation of listing. The Company's common stock has been quoted on the OTC Electronic Bulletin Board.

     The table sets forth the range of high and low bid information for the periods and the date indicated as reported by the OTC Electronic Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The number of shareholders of record as of April 11, 1997 was 636.

STOCK PRICE SUMMARY

                                                                       HIGH BID     LOW BID
                                                                       --------     -------
    Year ended January 27, 1996:
      1st Quarter....................................................   $3 7/8       $2 1/2
      2nd Quarter....................................................    3 1/8        2 11/16
      3rd Quarter....................................................    3 3/4        2 1/2
      4th Quarter....................................................    2 5/8          3/8
    Year ended January 25, 1997:
      1st Quarter....................................................   $1 1/8       $ 1/2
      2nd Quarter....................................................    1 1/2         3/8
      3rd Quarter....................................................      3/4         1/8
      4th Quarter....................................................      5/8         1/8
    At April 11, 1997................................................   $  .034      $ .031

     The Company has never paid cash dividends on its common stock following a philosophy of retaining earnings in order to finance the expansion and development of its business. Currently, the Company is prohibited from making cash dividend payments under its debtor in possession financing. See "Item 8. Financial Statements and Supplementary Data -- Notes to the Consolidated Financial Statements: Note C." Also see the discussion under the caption "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial data for the Company and should be read in connection with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report.

                                                                    YEAR ENDED
                             ----------------------------------------------------------------------------------------
                             JANUARY 25, 1997  JANUARY 27, 1996  JANUARY 28, 1995  JANUARY 29, 1994  JANUARY 30, 1993
                                (52 WEEKS)        (52 WEEKS)        (52 WEEKS)        (52 WEEKS)        (53 WEEKS)
                              (FISCAL 1996)     (FISCAL 1995)     (FISCAL 1994)     (FISCAL 1993)     (FISCAL 1992)
                             ----------------  ----------------  ----------------  ----------------  ----------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA
Net sales, interest and
  other income.............      $195,994          $308,810          $342,280          $349,482          $317,122
Cost of sales, including
  buying and distribution
  and occupancy costs......       139,460           236,872           245,543           237,766           213,147
Selling, general and
  administrative
  expenses.................        69,627           101,107           110,566            95,307            84,402
Loss on disposal of
  property, plant and
  equipment................           199                --             3,378             1,739             3,110
Asset write down...........            --                --                --                --             1,468
Interest expense...........           827               769               856                71                --
Other expenses (income)....            --             1,103               411                91              (506)
                                 --------          --------          --------          --------          --------
     Total costs and
       expenses............       210,113           339,851           360,754           334,974           301,621
                                 --------          --------          --------          --------          --------
Income (loss) before
  reorganization costs and
  income taxes.............       (14,119)          (31,041)          (18,474)           14,508            15,501
Reorganization costs.......        16,598            21,967                --                --                --
Income (loss) before income
  taxes....................       (30,717)          (53,008)          (18,474)           14,508            15,501
Provision (benefit) for
  income taxes.............           927           (10,006)           (7,233)            6,340             6,848
                                 --------          --------          --------          --------          --------
     Net income (loss).....      $(31,644)         $(43,002)         $(11,241)         $  8,168          $  8,653
                                 ========          ========          ========          ========          ========
Earnings (loss) per
  share....................      $  (2.23)         $  (3.03)         $  (0.79)         $   0.56          $   0.58
Weighted average number of
  common and common
  equivalent shares
  outstanding during the
  year.....................        14,198            14,190            14,161            14,660            14,958
CONSOLIDATED BALANCE SHEET
  DATA
Cash and cash
  equivalents..............      $ 20,695          $ 34,478          $ 40,830          $  2,706          $ 16,928
Working capital............        14,152            32,671            40,597            21,351            20,931
Total assets...............        51,314            88,280           140,402           115,455           100,838
Long-term debt, excluding
  current portion..........           630                --            37,234             2,823                --
Shareholders' equity
  (deficiency).............       (23,397)            8,311            50,914            62,466            54,210

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

     On March 21, 1997, the Debtors filed a joint plan of reorganization with the Bankruptcy Court. See "Item 1. Business -- Developments During the Reorganization Cases -- Plan of Reorganization," herein.

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

                                                                                                PERCENTAGE
                                                                                              POINT VARIANCE
                                                          FISCAL YEAR ENDED                     FOR FISCAL
                                           -----------------------------------------------        YEARS
                                            JANUARY 25,      JANUARY 27,      JANUARY 28,     --------------
                                               1997             1996             1995         1996     1995
                                            (52 WEEKS)       (52 WEEKS)       (52 WEEKS)       TO       TO
                                           (FISCAL 1996)    (FISCAL 1995)    (FISCAL 1994)    1995     1994
                                           -------------    -------------    -------------    -----    -----
Total revenues.............................     100.0%          100.0%           100.0%        0.0 %     0.0%
Cost of sales, including buying and
  distribution and occupancy costs.........      71.2            76.7             71.7         5.5      (5.0)
Selling, general and administrative
  expenses.................................      35.5            32.7             32.3        (2.8)     (0.4)
Loss on disposal of property, plant and
  equipment................................       0.1              --              1.0        (0.1)      1.0
Interest expense...........................       0.4             0.3              0.3        (0.1)       --
Other expenses.............................        --             0.4              0.1         0.4      (0.3)
Loss before reorganization costs and income
  taxes....................................      (7.2)          (10.1)            (5.4)        2.9      (4.7)
Reorganization costs.......................       8.5             7.1               --        (1.4)     (7.1)
Loss before income taxes...................     (15.7)          (17.2)            (5.4)        1.5     (11.8)
Provision (benefit) for income taxes.......       0.5            (3.2)            (2.1)       (3.7)     (1.1)
                                               -----            -----            -----        -----    -----
  Net loss.................................     (16.2)%         (14.0)%           (3.3)%      (2.2)%   (10.7)%
                                               =====            =====            =====        =====    =====

NET SALES

     Net sales decreased 36.7% in Fiscal 1996 after having decreased 9.6% in Fiscal 1995 and decreasing 1.9% in Fiscal 1994. Comparable store sales (stores in operation for at least 15 months) decreased 17.6% in Fiscal

1996 compared to Fiscal 1995. Clothestime ended Fiscal 1996 with 67 fewer stores than at the end of Fiscal 1995, which contributed to the overall decline in sales. In addition, in spite of an aggressive marketing campaign, there was a decrease in customer traffic as well as customer resistance to product and pricing which also contributed to the sales decrease.


     The quarterly sales performance in Fiscal 1996 versus the comparable periods of Fiscal 1995 decreased 39.6%, 33.4%, 41.1% and 32.7% in the first, second, third and fourth quarters, respectively. For the same periods of Fiscal 1996 compared to Fiscal 1995, comparable stores sales decreased 22.5%, 11.8%, 19.1%, and 18.3% in the first, second, third and fourth quarters, respectively. The decline in the fourth quarter total and comparable store sales for Fiscal 1996 was primarily the result of a reduction in customer traffic.


     Net sales decreased 9.6% in Fiscal 1995 after having decreased 1.9% in Fiscal 1994. Comparable store sales decreased by 6.1% in Fiscal 1995 compared to Fiscal 1994. Clothestime ended Fiscal 1995 with 177 fewer stores than at the end of Fiscal 1994, which contributed to the overall decline in sales. In addition, management believes that the continued weakness in the women's apparel specialty retail segments in general, and the soft California markets in particular, combined with increased competition from department stores, mass-merchandisers and discount retailers were principal factors which negatively affected sales. In Fiscal 1995, the Company increased its offering of basic merchandise and carried less novel and fashion forward merchandise. This resulted in the Company being forced to compete on price, and not being able to differentiate itself from the mass merchandisers and department stores.

     The quarterly sales performance in Fiscal 1995 versus the comparable periods of the prior fiscal year decreased to 13.4%, 4.5%, 2.1% and 18.7% in the first, second, third, and fourth quarters, respectively. For the same periods, comparable store sales decreased 17.4% and 5.2% in the first and second quarters, respectively, increased 2.0% in the third quarter, and decreased 2.9% in the fourth quarter. The decrease in fourth quarter sales for Fiscal 1995 is the result of the Company filing chapter 11 on December 8, 1995 causing a sharp decrease of merchandise shipments and a general uncertainty among the Company's customers as to its continuing operations. Comparable store sales results benefited in the fourth quarter of Fiscal 1995 from aggressive discounts taken chain-wide to compete in the highly promotional environment. Comparable store sales results for the fourth quarter are better than total sales results due to the closing of 137 underperforming stores early in the fourth quarter.

     The Company's primary target market is women in the 18 to 34 age group. While customer demographics revealed that this age range represents a significant portion of our customers, the Company still maintains a lesser customer base in the 14 to 17 and 35 and over age groups.

     The Company's business is comprised of two principal selling seasons:
Spring (the first and second quarters) which includes the period during which spring and summer styles are introduced; and, Fall (the third and fourth quarters) which includes the back-to-school, winter and Christmas selling seasons. The Company normally posts its strongest sales during the second and third quarters. Second quarter sales have traditionally been strong due to the customer's acceptance of the Company's summer merchandise and the concentration of stores in warm weather climates. Third quarter sales have been primarily driven by back-to-school sales. Typically, clothing retailers post their strongest sales during the fourth quarter as a result of a strong Christmas selling period. While the Company has sought to increase its fourth quarter sales consistent with most clothing retailers, during the last several years a highly competitive promotional environment surrounding the holiday season as well as the lack of acceptance of merchandise offered contributed to weak Company sales in the fourth quarter. First quarter sales are generally lower than sales in the other quarters primarily as a result of the high general level of retail sales activity during the fourth quarter.

     As is the case for most clothing retailers, abnormal seasonal weather may also affect sales because the seasonal merchandise then in the stores may not correspond to the merchandise consistent with the abnormal weather. In addition, since most of the Company's stores are located in non-enclosed retail locations as opposed to enclosed malls, the Company's sales can be adversely affected by abnormal rain or other inclement weather. There was no evidence of adverse weather affecting sales during Fiscal 1996.

INTEREST AND OTHER INCOME

     Interest and other income was $755 thousand in Fiscal 1996, compared to $579 thousand in Fiscal 1995 and $1.5 million in Fiscal 1994. The increase in Fiscal 1996 as compared to Fiscal 1995 was attributable to a gain (net of expenses) of $309 thousand from the sale of the Company's interests in two limited partnerships and interest income of $179 thousand earned on segregated cash accounts that have now been released pursuant to a settlement of certain claims relating to the revolving credit facility, partially offset by the fact that the Company maintained a lower invested cash balance during Fiscal 1996 after excluding invested cash balances attributable to the bankruptcy proceeding. See "Item 3. Legal Proceedings" for a discussion of the sale of the limited partnership interests and the settlement of certain claims relating to the revolving credit facility. A lower invested cash balance was the primary factor leading to the decrease in interest and other income in Fiscal 1995 as compared to Fiscal 1994.

COST OF SALES

     Cost of sales as a percentage of total revenues decreased to 71.2% in Fiscal 1996 from 76.7% in Fiscal 1995 and 71.7% in Fiscal 1994. The decrease in cost of sales as a percentage of total revenues in Fiscal 1996 compared to Fiscal 1995 was primarily due to reduction in markdowns and a higher initial mark up due to the change in merchandise mix and improved buying practices. The increase in cost of sales as a percentage of total revenues in Fiscal 1995 compared to Fiscal 1994 was primarily due to customer resistance to product and pricing and a fiercely competitive retail environment resulting in significant markdown activity.

     Cost of sales as a percentage of total revenues decreased to 79.7% in the fourth quarter of Fiscal 1996 compared to 89.2% in Fiscal 1995 and increased as compared to 76.1% in Fiscal 1994. The decrease in cost of sales as a percentage of total revenues for the fourth quarter of Fiscal 1996 compared to the same period of Fiscal 1995 was a result of less markdown activity versus an aggressive markdowns position in the previous year. The increase in cost of sales as a percentage of total revenues for the fourth quarter of Fiscal 1995 compared to the same period of Fiscal 1994 was the result of aggressive markdowns taken to clear out the Fall merchandise by the end of the holiday selling season.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $69.6 million in Fiscal 1996 compared to $101.1 million in Fiscal 1995 and $110.6 million in Fiscal 1994. The decrease of $31.5 million in selling, general and administrative expenses in Fiscal 1996 compared to Fiscal 1995 was principally attributable to a reduction of 67 stores and various cost cutting measures implemented at the corporate office.

     Selling, general and administrative expenses as a percentage of total revenues increased to 35.5% in Fiscal 1996 compared to 32.7% in Fiscal 1995 and 32.3% in Fiscal 1994. The increase in selling, general and administrative expenses as a percentage of revenues in Fiscal 1996 compared to Fiscal 1995 was primarily due to increases in (i) store operations and supervisory payroll, (ii) advertising costs, (iii) employee benefits and (iv) other fixed operating expenses. Store operations and supervisory payroll as a percentage of total revenues were higher as a result of staffing to support higher than realized sales levels. Advertising costs as a percentage of total revenues were higher due to the major advertising campaign launched during Fiscal 1996. Employee benefits as a percentage of total revenues were higher due to increased benefit costs necessary to support the planned staffing levels referenced above. As in the case with most operating expenses, increases in other fixed operating expenses as a percentage of total revenues were incurred due to decreased leverage on fixed operating expenses resulting from fewer stores and lower average sales. The increase in selling, general and administrative expenses as a percentage of total revenues in Fiscal 1995 compared to Fiscal 1994 was primarily due to an increase in store operating and supervisory payroll costs to support sales levels which were not realized, partially offset by a decrease in advertising costs due to the elimination of television advertising.

INTEREST EXPENSE; OTHER EXPENSES

     Interest expense was $827 thousand in Fiscal 1996, compared to $769 thousand in Fiscal 1995 and $856 thousand in Fiscal 1994. Interest expense in Fiscal 1996 is primarily the result of an accrual for interest expense for the estimated impact of the Internal Revenue Service audit of the Company's Federal income tax returns for Fiscal 1995, Fiscal 1994 and Fiscal 1993. (See Note F to the Consolidated Financial Statements). The interest expense recorded in Fiscal 1995 and Fiscal 1994 stemmed from outstanding borrowings under the Company's revolving credit facility; additional borrowings of $1.4 million made during the first quarter of Fiscal 1995; bank loans of $1.9 million taken out in the fourth quarter of Fiscal 1993; and a capital lease obligation of $1.9 million entered into during Fiscal 1993. In Fiscal 1996 and Fiscal 1995, approximately $1.6 million and $235 thousand, respectively, of contractual interest expense was not recorded as a result of the chapter 11 filing. (See Note D to the Consolidated Financial Statements).

     Other expenses in Fiscal 1995 of $1.1 million are made up of $405 thousand of capital losses from the sale of marketable securities and $706 thousand to write down investments. Other expenses in Fiscal 1994 of $411 thousand are due to capital losses from the sale of marketable securities.

REORGANIZATION COSTS

     The Company recorded $16.6 million in Fiscal 1996 and $22.0 million in Fiscal 1995 for costs associated with the chapter 11 filing. Included for Fiscal 1996 are approximately $13.1 million for costs and expenses associated with the closing of 67 unprofitable stores in Fiscal 1996 and the accrual for additional store closures that are planned to occur in the second quarter of Fiscal 1997 (including estimated lease rejection claims), and approximately $3.3 million for legal, accounting and other professional fees. Included for Fiscal 1995 are approximately $19.9 million for costs and expenses associated with the closing of 137 unprofitable stores (including estimated lease rejection claims), and approximately $1.7 million for legal, accounting and other professional fees. The Company anticipates that it will incur additional reorganization costs throughout its chapter 11 reorganization. The reorganization costs are more fully described in Note E to the Consolidated Financial Statements.

PROVISION (BENEFIT) FOR INCOME TAXES

     The Company's effective tax rate was 3.0% for Fiscal 1996. This rate was less than the Federal benefit rate due to the recognition of a valuation allowance to fully offset the net deferred tax assets, offset partially by a provision for taxes related to the IRS Audit. The Company's effective income tax benefit rate decreased to 18.9% in Fiscal 1995 from 39.2% in Fiscal 1994. The decrease in Fiscal 1995 resulted primarily from limitations on the amount of taxes available to recover from prior years' and the recognition of a valuation allowance to fully offset the net deferred tax asset. Income taxes are more fully described in Note F to the Consolidated Financial Statements.

NET LOSS AND LOSS PER SHARE

     Net loss and loss per share for Fiscal 1996 were $31.6 million and $2.23, respectively. This compared to a net loss and loss per share of $43.0 million and $3.03, respectively, in Fiscal 1995 and a net loss and loss per share of $11.2 million and $0.79, respectively, in Fiscal 1994. The decrease in net loss for Fiscal 1996 as compared to Fiscal 1995 was due primarily to the realization of the full year benefit of closing 137 unprofitable stores at the end of Fiscal 1995 and a decrease in reorganization costs incurred in Fiscal 1996 compared to Fiscal 1995 of $5.4 million. The increase in net loss for Fiscal 1995 as compared to Fiscal 1994 was due principally to lower average store sales and $22.0 million of reorganization charges incurred during Fiscal 1995.

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

     Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except as approved by the Bankruptcy Court, principal and interest payments on prepetition debt have not been made since the Petition Date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. As a result, $53.0 million has been established as liabilities subject to compromise as of January 25, 1997. Included in this amount is $3.7 million for estimated store lease rejection claims for store closures that are planned to occur in the second quarter of Fiscal 1997. See Note E to the Consolidated Financial Statements. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts.

     The prohibition on payments of prepetition liabilities as a result of the chapter 11 filing and the receipt of income tax refunds in the second quarter of Fiscal 1996 enabled the Company to report $20.7 million in cash and cash equivalents at January 25, 1997. Included in cash and cash equivalents at January 25, 1997 is approximately $530 thousand being held in segregated accounts for a prepetition lender pursuant to orders of the Bankruptcy Court. See Note D to the Consolidated Financial Statements.

     Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. See "Item 1. Business -- Developments During the Reorganization Cases -- Plan of Reorganization."

     Subsequent to the chapter 11 filing, the Company reached an agreement with The CIT Group/Business Credit, Inc. (the "DIP Lender") to provide debtor in possession financing (the "DIP Facility"). On December 28, 1995, the Debtors obtained preliminary Bankruptcy Court approval of, and on January 9, 1996, the Debtors obtained final Bankruptcy Court approval of, the DIP Facility. As amended, the DIP Facility provides for revolving loans to be made up to the lesser of (a) $25 million or (b) the lesser of (i) 60% of eligible inventory valued on a cost basis and (ii) 36.5% of eligible inventory valued on a retail basis, subject to adjustment. At January 25, 1997, the maximum availability under the DIP Facility as determined under the borrowing base was $6.0 million. The revolving line of credit may be in the form of letters of credit determined as provided under the amended DIP Facility. Cash borrowings bear interest at either a reference rate plus 0.5% or LIBOR plus 2.5%, at the option of the Company. The DIP Facility, as amended, contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization ("EBITDA"), the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. Pursuant to a provision of the DIP Facility, in March 1997, the Company provided $2.7 million in cash collateral to CIT representing 75% of the maximum potential liability under certain outstanding letters of credit.

     During Fiscal 1996 the Company had not used the direct borrowing capacity on the line. There were $1.1 million of letters of credit outstanding at January 25, 1997. The DIP Facility will terminate on the earlier of December 8, 1997 or the date of consummation of a plan of reorganization, subject to earlier termination. Pursuant to the amended DIP Facility and a related order issued by the Bankruptcy Court, cash borrowings and letters of credit issued under the DIP Facility have been granted superpriority status over all obligations except certain administrative expenses, as defined in such Agreement. The DIP Facility agreement is more fully described in Note C to the Consolidated Financial Statements.

  General

     The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and pay professional and administrative fees in connection with its reorganization.

     Net cash used in operating activities for Fiscal 1996 was $7.8 million compared to net cash provided by operating activities in Fiscal 1995 and Fiscal 1994 of $8.5 million and $4.5 million, respectively. The Company's cash used in operating activities of $7.8 million in Fiscal 1996 resulted primarily from losses incurred during Fiscal 1996, partially offset by the add back of non-cash charges representing non-cash reorganization costs and income tax refunds received in the second quarter of Fiscal 1996. Merchandise inventories increased to $9.3 million at Fiscal 1996 year end compared to $8.6 million at the end of Fiscal 1995. The increase was primarily due to aggressive markdowns taken in the fourth quarter of Fiscal 1995 which substantially reduced inventory, and a delay in receiving merchandise due to the initial uncertainty in the vendor and factor community caused by the chapter 11 filing until the DIP financing was approved.

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

     Income taxes receivable decreased to $0 in Fiscal 1996 from $9.3 million in Fiscal 1995. The decrease was due to the Company receiving tax refunds of $9.4 million in the second quarter of Fiscal 1996. The Company has recorded a valuation allowance to fully offset the potential tax benefit of the Company's Federal net operating loss carryforward and the other net deferred tax assets. The components of income taxes are more fully described in Note F to the Consolidated Financial Statements.

     Investments decreased to $0 in Fiscal 1996 from $1.2 million in Fiscal 1995. The decrease was due to the sale of the Company's interests in two limited partnerships. For a discussion of the sale of the limited partnership interests, see Note D to the Consolidated Financial Statements.


     Net property, plant and equipment decreased to $15.8 million at the end of Fiscal 1996, compared with $27.9 million at the end of Fiscal 1995. The decrease primarily resulted from disposals of leasehold improvements and furniture, fixtures and equipment associated with the closing of 67 store locations during Fiscal 1996 and the accelerated depreciation and amortization of leasehold improvements and fixtures for additional store closings that are planned to occur in the second quarter of Fiscal 1997 based on the estimated net book value at the time of store closure. See Note E to the Consolidated Financial Statements.


     Accounts payable decreased to $4.2 million in Fiscal 1996 from $11.1 million in Fiscal 1995. The decrease in accounts payable resulted primarily from
(i) professional fees relating to the Company's chapter 11 filing, which were accrued as part of the accounts payable balance at the end of Fiscal 1995 and paid primarily in the second quarter of Fiscal 1996, (ii) a reclassification of a portion of the accounts payable balance to liabilities subject to compromise done after Fiscal 1995 year-end and (iii) tighter credit terms experienced in the last month of Fiscal 1996 from the Company's merchandise vendor community. Accrued sales tax decreased to $1.7 million in Fiscal 1996 from $2.0 million in Fiscal 1995 due to a decrease in Fiscal 1996 January sales over the same period for Fiscal 1995 and payment timing differences. Accrued payroll and related taxes decreased from $4.6 million at the end of Fiscal 1995 to $3.6 million at the end of Fiscal 1996 primarily due to decreasing group health and payroll-related tax payments as a result of the Company's reduction in its store base. Other accrued liabilities increased to $9.9 million in Fiscal 1996 from $8.4 million in Fiscal 1995. The increase resulted primarily from accrued legal costs.

     Income taxes payable increased to $1.7 million in Fiscal 1996 from $0 in Fiscal 1995. The increase was due to the Company recording a provision for taxes and corresponding interest related to taxes due as a result of the IRS Audit. The IRS Audit and the components of income taxes are more fully described in Note F to the Consolidated Financial Statements.

     The DIP Facility, cash on hand, revenues generated from operations and credit terms extended by the vendor and factor community are the principal sources of liquidity. The Company believes that these sources will be sufficient to meet the Company's operating and capital requirements. However, to the extent that results of operations continue to decline, short and long term liquidity will be adversely affected, particularly if the availability of funds under the DIP Facility are significantly decreased or are no longer made available. The Company believes that it will be able to secure financing for operations on and after the effective date of a plan of reorganization.

IMPACTS OF INFLATION

     The Company's financial condition and results of operations are presented on a historical cost basis. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes that the effects of inflation, if any, on the financial condition and results of operations have been relatively minor.

FORWARD-LOOKING STATEMENTS

     Included in "Item 1. Business," "Item 3. Legal Proceedings," and this "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations," herein are certain forward-looking statements reflecting management's current expectations. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurance that the Plan as proposed or as amended will be confirmed and that the Company's financial goals will be realized prior or subsequent to such confirmation. In addition to uncertainties relating to confirmation of the Plan discussed in "Item 1. Business -- Developments During the Reorganization Cases," herein, numerous factors may affect the Company's actual financial results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the competition in the retail industry and in the women's specialty market segment, the general economic factors affecting consumer spending particularly in the geographic markets in which the Company competes, customer acceptance of the merchandise offered by the Company, pricing and other competitive factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors........................................................   23
Consolidated Balance Sheets -- As of January 25, 1997 and January 27, 1996............   24
Consolidated Statements of Operations -- Years Ended January 25, 1997, January 27,
  1996 and January 28, 1995...........................................................   25
Consolidated Statements of Shareholders' Equity (Deficiency) -- Years Ended January
  25, 1997, January 27, 1996 and January 28, 1995.....................................   26
Consolidated Statements of Cash Flows -- Years Ended January 25, 1997 January 27, 1996
  and January 28, 1995................................................................   27
Notes to Consolidated Financial Statements............................................   28

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
The Clothestime, Inc.:

     We have audited the accompanying consolidated balance sheets of The Clothestime, Inc. and subsidiaries as of January 25, 1997 and January 27, 1996, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended January 25, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Clothestime, Inc. and subsidiaries as of January 25, 1997 and January 27, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended January 25, 1997, in conformity with generally accepted accounting principles.

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

                                          /s/  KPMG PEAT MARWICK LLP

Orange County, California
March 21, 1997

                             THE CLOTHESTIME, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                  JANUARY 25,      JANUARY 27,
                                                                      1997             1996
                                                                  ------------     ------------
ASSETS
Current Assets
Cash and cash equivalents.......................................  $ 20,695,409     $ 34,477,823
Marketable securities...........................................     3,142,667        3,191,737
Merchandise inventories.........................................     9,292,338        8,551,207
Income taxes receivable.........................................            --        9,336,008
Prepaid expenses and other current assets.......................     2,044,527        2,707,926
Deferred income taxes...........................................        16,106          471,000
                                                                  ------------     ------------
          Total Current Assets..................................    35,191,047       58,735,701
Investments.....................................................            --        1,174,497
Property, plant and equipment -- on the basis of cost
  Land and building.............................................     1,925,907        1,925,907
  Furniture, fixtures and equipment.............................    19,204,838       20,635,176
  Leasehold improvements........................................    27,348,716       32,720,548
                                                                  ------------     ------------
                                                                    48,479,461       55,281,631
  Less: accumulated depreciation and amortization...............   (32,643,684)     (27,384,443)
                                                                  ------------     ------------
Net property, plant and equipment...............................    15,835,777       27,897,188
Other assets....................................................       287,648          472,766
                                                                  ------------     ------------
                                                                  $ 51,314,472     $ 88,280,152
                                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable................................................  $  4,203,060     $ 11,074,076
Accrued sales taxes.............................................     1,657,311        1,982,300
Accrued payroll and related taxes...............................     3,551,300        4,629,524
Other accrued liabilities.......................................     9,911,517        8,378,305
Income taxes payable............................................     1,716,043               --
                                                                  ------------     ------------
          Total Current Liabilities.............................    21,039,231       26,064,205
Long-term Liabilities
Long-term debt..................................................       630,000               --
Deferred income taxes...........................................        16,106          471,000
                                                                  ------------     ------------
          Total Long-term Liabilities...........................       646,106          471,000
Liabilities Subject To Compromise...............................    53,025,675       53,433,703
SHAREHOLDERS' EQUITY (DEFICIENCY)
Common Stock, $.001 par value, authorized 50,000,000 shares,
  issued and outstanding 14,198,241 shares......................        14,763           14,763
Additional paid-in capital......................................    10,861,514       10,861,514
Retained earnings (accumulated deficit).........................   (29,341,868)       2,301,860
Less: Treasury stock, 565,000 shares at cost....................    (4,850,215)      (4,850,215)
Securities valuation allowance..................................       (80,734)         (16,678)
                                                                  ------------     ------------
          Total Shareholders' Equity (Deficiency)...............   (23,396,540)       8,311,244
Commitments and Contingencies
Subsequent Events
                                                                  ------------     ------------
                                                                  $ 51,314,472     $ 88,280,152
                                                                  ============     ============


                 See Notes to Consolidated Financial Statements

                             THE CLOTHESTIME, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED
                                                 ----------------------------------------------------------
                                                 JANUARY 25, 1997     JANUARY 27, 1996     JANUARY 28, 1995
                                                    (52 WEEKS)           (52 WEEKS)           (52 WEEKS)
                                                 ----------------     ----------------     ----------------
REVENUES:
Net sales......................................    $195,239,018         $308,230,685         $340,800,733
Interest and other income......................         755,027              578,767            1,479,136
                                                   ------------         ------------         ------------
Total Revenues.................................     195,994,045          308,809,452          342,279,869
                                                   ------------         ------------         ------------
COSTS AND EXPENSES:
Costs of sales, including buying and
  distribution and occupancy costs.............     139,460,018          236,872,079          245,543,337
Selling, general and administrative expenses...      69,626,869          101,107,238          110,565,360
Loss on disposal of property, plant and
  equipment....................................         199,580                   --            3,377,637
Interest expense...............................         826,773              769,162              856,348
Other expenses.................................              --            1,102,697              411,011
                                                   ------------         ------------         ------------
Total Costs and Expenses.......................     210,113,240          339,851,176          360,753,693
                                                   ------------         ------------         ------------
LOSS BEFORE REORGANIZATION COSTS AND INCOME
  TAXES........................................     (14,119,195)         (31,041,724)         (18,473,824)
Reorganization costs...........................      16,597,533           21,966,648                   --
                                                   ------------         ------------         ------------
LOSS BEFORE INCOME TAXES.......................     (30,716,728)         (53,008,372)         (18,473,824)
Provision (benefit) for income taxes...........         927,000          (10,006,000)          (7,233,000)
                                                   ------------         ------------         ------------
NET LOSS.......................................    $(31,643,728)        $(43,002,372)        $(11,240,824)
                                                   ============         ============         ============
LOSS PER SHARE.................................    $      (2.23)        $      (3.03)        $      (0.79)
                                                   ============         ============         ============
Weighted average number of common shares
  outstanding during the year..................      14,198,241           14,190,482           14,160,647
                                                   ============         ============         ============

                 See Notes to Consolidated Financial Statements

                             THE CLOTHESTIME, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                          COMMON STOCK                       RETAINED
                      --------------------   ADDITIONAL      EARNINGS      TREASURY     SECURITIES
                        NUMBER                 PAID-IN     (ACCUMULATED      STOCK      VALUATION
                      OF SHARES    AMOUNT      CAPITAL       DEFICIT)       AT COST     ALLOWANCE      TOTAL
                      ----------   -------   -----------   ------------   -----------   ---------   ------------
BALANCES AT JANUARY
  29, 1994..........  14,152,449   $14,717   $10,756,826   $56,545,056    $(4,850,215)  $     --    $ 62,466,384
Proceeds from
  exercise of stock
  options...........      28,897        29        46,676            --             --         --          46,705
Tax benefit of
  nonqualifying
  options...........          --        --        25,271            --             --         --          25,271
Change in securities
  valuation
  allowance.........          --        --            --            --             --   (383,845)       (383,845)
Net loss for the
  year..............          --        --            --   (11,240,824)            --         --     (11,240,824)
                      ----------   -------   -----------   ------------   -----------   ---------   ------------
BALANCES AT JANUARY
  28, 1995..........  14,181,346    14,746    10,828,773    45,304,232     (4,850,215)  (383,845)     50,913,691
Proceeds from
  exercise of stock
  options...........      16,895        17        32,741            --             --         --          32,758
Change in securities
  valuation
  allowance.........          --        --            --            --             --    367,167         367,167
Net loss for the
  year..............          --        --            --   (43,002,372)            --         --     (43,002,372)
                      ----------   -------   -----------   ------------   -----------   ---------   ------------
BALANCES AT JANUARY
  27, 1996..........  14,198,241    14,763    10,861,514     2,301,860     (4,850,215)   (16,678)      8,311,244
Changes in
  securities
  valuation
  allowance.........          --        --            --            --             --    (64,056)        (64,056)
Net loss for the
  year..............          --        --            --   (31,643,728)            --         --     (31,643,728)
                      ----------   -------   -----------   ------------   -----------   ---------   ------------
BALANCES AT JANUARY
  25, 1997..........  14,198,241   $14,763   $10,861,514   $(29,341,868)  $(4,850,215)  $(80,734)   $(23,396,540)
                      ==========   =======   ===========   ============   ===========   =========   ============

                 See Notes to Consolidated Financial Statements

                             THE CLOTHESTIME, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED
                                                 ----------------------------------------------------------
                                                 JANUARY 25, 1997     JANUARY 27, 1996     JANUARY 28, 1995
                                                    (52 WEEKS)           (52 WEEKS)           (52 WEEKS)
                                                 ----------------     ----------------     ----------------
OPERATING ACTIVITIES:
Net loss.......................................    $(31,643,728)        $(43,002,372)        $(11,240,824)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
Noncash reorganization costs...................      13,005,498           18,346,070                   --
Depreciation and amortization..................       6,121,359            9,968,462            6,715,799
Deferred income taxes..........................              --             (653,138)             271,806
(Gain) loss on sales of marketable securities
  and investments..............................        (375,503)           1,110,697              411,011
Loss on disposal of property, plant and
  equipment....................................         199,580                   --            3,377,637
Changes in operating assets and liabilities:
  (Increase) decrease in merchandise
     inventories...............................        (741,131)          16,261,058            7,047,320
  (Increase) decrease in income taxes
     receivable................................       9,336,008           (3,985,724)          (5,325,013)
  Decrease in prepaid expenses and other
     assets....................................         848,517              860,846              805,985
  Increase (decrease) in accounts payable......      (5,657,694)          12,683,506            3,023,369
  Increase (decrease) in accrued payroll and
     related taxes.............................      (1,078,224)             599,356           (1,679,166)
  Increase (decrease) in accrued sales tax and
     other accrued liabilities.................         447,885           (3,645,939)           4,407,046
  Increase (decrease) in income taxes
     payable...................................       1,716,043                   --           (3,353,593)
                                                   ------------         ------------         ------------
Net cash provided by (used in) operating
  activities...................................      (7,821,390)           8,542,822            4,461,377
                                                   ------------         ------------         ------------
INVESTING ACTIVITIES:
Investment in marketable securities............         (14,986)             (18,370)          (3,396,023)
Proceeds from sales of marketable securities...              --            4,718,600           15,298,719
Proceeds from sale of investments..............       1,550,000                   --                   --
Purchases of property, plant, and equipment....         (52,120)            (914,128)         (13,843,751)
Proceeds from sale of property, plant and
  equipment....................................         285,000              112,000            1,109,039
                                                   ------------         ------------         ------------
Net cash provided by (used in) investing
  activities...................................       1,767,894            3,898,102             (832,016)
                                                   ------------         ------------         ------------
FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving
  credit facilities............................      (6,514,421)         (19,545,738)          35,153,000
Proceeds from other long-term borrowings.......              --            1,400,000                   --
Principal payments on long-term debt...........      (1,214,497)            (679,862)            (705,013)
Proceeds from the exercise of stock options....              --               32,758               46,705
                                                   ------------         ------------         ------------
Net cash provided by (used in) financing
  activities...................................      (7,728,918)         (18,792,842)          34,494,692
                                                   ------------         ------------         ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..................................     (13,782,414)          (6,351,918)          38,124,053
Cash and cash equivalents at beginning of
  year.........................................      34,477,823           40,829,741            2,705,688
                                                   ------------         ------------         ------------
Cash and cash equivalents at end of year.......    $ 20,695,409         $ 34,477,823         $ 40,829,741
                                                   ============         ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Income taxes paid..............................    $      4,806         $     16,325         $  1,186,218
                                                   ============         ============         ============
Interest paid..................................    $     56,038         $    761,116         $    727,351
                                                   ============         ============         ============
Income tax refunds received....................    $  9,456,346         $  5,372,198         $         --
                                                   ============         ============         ============

                 See Notes to Consolidated Financial Statements

                             THE CLOTHESTIME, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            JANUARY 25, 1997, JANUARY 27, 1996 AND JANUARY 28, 1995

NOTE A -- REORGANIZATION AND BASIS OF REPORTING

     On December 8, 1995, (the "Petition Date"), The Clothestime, Inc. ("Clothestime") and five of its subsidiaries, MRJ Industries, Inc. ("MRJ"), Clothestime Stores, Inc. ("Stores"), Clothestime Investment, Inc., Clothestime Acquisition Corporation and Clothestime International, Inc. (collectively, the "Debtors") commenced reorganization cases (the "Bankruptcy Cases" or the "Reorganization Cases") by filing voluntary petitions for relief under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the "Bankruptcy Court"). Unless otherwise referenced, the defined term "Company" shall apply to Clothestime and its consolidated group of subsidiaries, except that references to the Company in connection with any disclosure relating to the Debtors' chapter 11 cases refer solely to the Debtors and exclude Clothestime Insurance Company (Clothestime's captive insurance company subsidiary).

     The Debtors decided to seek bankruptcy protection after an extensive review of the current retail environment and the Debtors' operations. Management of each of the respective companies determined that filing the chapter 11 petitions would allow the Debtors the needed time and flexibility to restructure their respective operations.

     Since the Petition Date, the Debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage each of their respective businesses and enter into all transactions (including obtaining services, supplies and inventories) that each could have entered into in the ordinary course of business had there been no bankruptcy filings. As debtors in possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court, after notice and a hearing.

     Liabilities subject to compromise in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of January 25, 1997 and January 27, 1996, subject to adjustment in the reorganization process (see Note D). Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. As a general matter, the treatment of these liabilities will be determined as a part of the formulation and confirmation of a plan of reorganization.

     The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, compliance with the debtor in possession financing agreement (see Note C), and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations.

     On March 21, 1997, the Debtors filed a joint plan of reorganization (as amended, the "Plan") and related disclosure statement (the "Disclosure Statement") with the Bankruptcy Court. The initial hearing before the Bankruptcy Court to consider approval of the Disclosure Statement is scheduled for April 28, 1997. A number of steps must take place before the Plan will be approved and consummated. The Debtors are still negotiating certain aspects of the Plan with the Official Committee of Unsecured Creditors (the "Committee"), certain other creditors and the largest prepetition creditor of the Debtors, and the Debtors anticipate amending the

                             THE CLOTHESTIME, INC.

Plan to reflect the results of such negotiations. In addition, the Bankruptcy Court must approve the Disclosure Statement, creditors must vote whether to accept or reject the Plan and the Bankruptcy Court must confirm the Plan. The confirmation and effectiveness of the Plan also will be subject to a number of conditions precedent. Given these uncertainties, there can be no assurance whether the Plan will be approved by creditors or confirmed by the Bankruptcy Court or when or whether the Plan will become effective.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS: The principal business of the Company is the retail sale of junior size women's clothing. As of January 25, 1997, the Company operated stores in 17 states and Puerto Rico, with a large concentration of stores in California, Florida and Texas.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Clothestime, Inc. and its consolidated group of subsidiaries, MRJ, Stores, Clothestime Insurance Company, Clothestime International, Inc., Clothestime Investment, Inc., and Clothestime Acquisition Corporation. MRJ serves as a purchasing and distribution company, as well as a management company, providing administrative services to the other subsidiaries in the consolidated group. Stores was incorporated to own and operate all of the existing and future retail operations. Clothestime Insurance Company was established as a captive insurance company. Clothestime International, Inc. was established to facilitate anticipated international expansion that has not come to fruition. Clothestime Investment, Inc. was established to manage investments, and Clothestime Acquisition Corporation was established to provide uniform financing for the Company's subsidiaries and to acquire other business ventures in the future. All material intercompany balances and transactions have been eliminated in consolidation.

     FISCAL YEAR: The fiscal year of the Company ends on the Saturday closest to January 31. Fiscal 1996, Fiscal 1995 and Fiscal 1994, refer to the years ended January 25, 1997, January 27, 1996 and January 28, 1995, respectively.

     CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Approximately $530 thousand is held in segregated accounts for a prepetition lender pursuant to orders of the Bankruptcy Court (see Note D).

     MARKETABLE SECURITIES: Investments in securities which do not meet the definition of cash equivalents are classified as marketable securities. Marketable securities consist of U.S. and state government agency issues. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), was adopted by the Company at the beginning of Fiscal 1994. SFAS 115 requires that investments be classified as "held to maturity," "available for sale" or "trading securities". The statement defines investments in securities as "held to maturity" based upon a positive intent and ability to hold those securities. Securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and would be reported at fair value, with unrealized gains and losses included in operations. Debt and equity securities not classified as "held to maturity" or "trading securities" are classified as "available for sale" and would be recorded at fair value, with unrealized gains and losses excluded from operations and reported as a separate component of equity. At January 25, 1997, the Company classified all of its investments in securities which did not meet the definition of cash equivalents as marketable securities available-for-sale.

     MERCHANDISE INVENTORIES: Merchandise inventories are accounted for by the retail inventory method and are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY, PLANT AND EQUIPMENT: Depreciation of property, plant and equipment (excluding land) is provided for by the straight-line method over the estimated useful lives of the related assets. Assets held under

                             THE CLOTHESTIME, INC.

capital leases and leasehold improvements, including certain lease acquisition costs, are amortized by the straight-line method, over the lesser of related lease terms or the estimated useful lives of such assets.

     ADVERTISING COSTS: Advertising costs are expensed as incurred. Selling, general and administrative expenses of the Company include advertising costs of approximately $10.6 million, $15.0 million and $17.1 million for Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

     INCOME TAXES: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This Statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     REVENUE RECOGNITION:  Revenue is recognized at the point of sale.

     LOSS PER SHARE: The computation of loss per common share is based upon the weighted average number of common shares outstanding during the period.

     REORGANIZATION COSTS: Professional fees, the write-off of assets and other costs and expenditures directly related to the chapter 11 filing are classified as reorganization costs.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: In Fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, income taxes receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these financial instruments. Since the market for claims against some companies under chapter 11 is not well developed, no reliable source of market price is available for financial instruments included in liabilities subject to compromise. Accordingly, no attempt has been made to determine the fair value of such financial instruments.

     ACCOUNTING FOR STOCK-BASED COMPENSATION: Prior to January 28, 1996, the Company accounted for its stock option plan and stock purchase plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 28, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and has not provided any disclosures in accordance with SFAS 123, pro forma or otherwise, related to its stock option plans as management has deemed all stock, stock options and warrants to be worthless as a result of the Bankruptcy Cases (see Note A).

     IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED
OF: The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, at the beginning of Fiscal 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the

                             THE CLOTHESTIME, INC.

assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As described in Note E, the Company recorded a $2.7 million charge to operations in Fiscal 1996 in connection with the planned closure of certain stores.

     USE OF ESTIMATES: Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     RECLASSIFICATIONS: Certain amounts for the prior years have been reclassified to conform to the Fiscal 1996 presentation.

NOTE C -- DEBTOR IN POSSESSION FINANCING

     The Company, through Stores, has a financing agreement with The CIT Group/Business Credit, Inc. (the "DIP Lender" or "CIT") for debtor in possession financing (the "DIP Facility"). At January 25, 1997, the agreement provided for revolving loans to be made up to the lesser of (a) $25 million or (b) the lesser of (i) sixty percent (60%) of eligible inventory valued on a cost basis and (ii) thirty-six and one half percent (36.5%) of eligible inventory valued on a retail basis, subject to adjustment. The revolving line of credit may be in the form of letters of credit determined as provided under the agreement.

     Cash borrowings bear interest at a reference rate plus one half percent (0.5%) per annum or, at the request of Stores, the London Interbank Rate plus two and one half percent (2.5%). The agreement calls for a loan facility fee of $250,000, a semi-annual inventory management fee of $30,000, an unused line fee of 3/8% per annum and a letter of credit fee of 1% per annum. As of January 25, 1997, the Company had not used the direct borrowing capacity on the line and had outstanding letters of credit in the amount of $1.1 million.


     The agreement contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization ("EBITDA"), the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. In addition, the DIP Lender required a negative pledge on Stores' merchandise inventories and proceeds. The Company was in compliance with or had obtained waivers for all such covenants as of January 25, 1997. Pursuant to a provision of the DIP Facility, in March 1997, the Company provided $2.7 million in cash collateral to CIT representing 75% of the maximum potential liability under certain outstanding letters of credit. The term of the DIP Facility is the earlier of December 8, 1997 or the effective date of the Debtors' confirmed plan of reorganization, subject to earlier termination.


     Cash borrowings and letters of credit issued under the agreement have been granted super priority status by the Bankruptcy Court over all obligations except certain administrative expenses, as defined in the agreement.

NOTE D -- LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date. These liabilities were transferred from their respective prepetition balance sheet accounts to liabilities subject to compromise and have been treated as noncash items in the accompanying Fiscal 1996 and Fiscal 1995 consolidated statements of cash flows. Certain prepetition

                             THE CLOTHESTIME, INC.

liabilities have been approved by the Bankruptcy Court for payment and to the extent not paid, were included in accrued expenses and other payables. Liabilities subject to compromise are summarized as follows:

                                                            JANUARY 25,     JANUARY 27,
                                                               1997            1996
                                                            -----------     -----------
        Revolving credit facility debt....................  $18,901,405     $15,607,262
        Secured note payable to Wells Fargo Bank..........    1,358,000       1,358,000
        Secured notes payable to Union Bank...............           --       1,174,497
        Capital lease obligation..........................      345,222       1,001,637
        Accounts payable, trade...........................   12,175,998      20,771,240
        Estimated lease rejection claims..................   16,368,949       8,871,043
        Other payables and accrued expenses...............    3,876,101       4,650,024
                                                            -----------     -----------
                                                            $53,025,675     $53,433,703
                                                            ===========     ===========

     Prior to the Petition Date, the revolving credit facility debt bore interest at the bank's prime rate plus 1% and was due February 1, 1997. The banks assert a security interest in substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. In the third quarter of Fiscal 1996, pursuant to a settlement of certain claims relating to the revolving credit facility, the Company paid $6,229,417 to Wells Fargo Bank, N.A. ("Wells"), as agent. This payment was applied to reduce the amount owed under the revolving credit facility. As a result of the settlement agreement, the Company reclassified $9.8 million previously reported in accounts payable to the revolving credit facility debt to account for the amounts paid under the credit facility pursuant to letters of credit (see Note K). The note payable to Wells is secured by an office/warehouse building and underlying real property that the Company used to house a portion of its administrative offices and warehouse facilities. The note bears interest based on LIBOR plus 1.5% and was due March 1, 2005. The office/warehouse building and underlying real property is also security for the revolving credit facility debt (see Note L). The interest rates described above do not consider interest rates that may be applicable in the event of default.

     The two notes payable to Union Bank of California, N.A. ("Union"), which were secured by limited partnership interests in low-income housing projects, bore interest at 6.1% and 6.2% and were due in September 1998 and January 1999. On August 28, 1996, the Bankruptcy Court approved the sale of, and on August 30, 1996, the Company sold, its interest in the two limited partnerships for an aggregate consideration of $1,550,000. $1,229,443 of the net proceeds of the sale were paid to Union in full satisfaction of its secured loans and related accrued interest (see Note K). The balance of the net proceeds were paid into a segregated account, and are subject to any other liens against the partnership interests, including the lien of the banks under the revolving credit facility and will not be used by the Debtors without further order of the Bankruptcy Court (see Note L).

     The capital lease obligation at January 27, 1996 was secured by certain point of sale computer equipment and related software (collectively, the "POS Equipment") acquired in connection with a capital lease with MetLife Capital Corporation ("MetLife"). On May 13, 1996, MetLife filed a motion (the "Motion") for relief from the automatic stay in the Company's chapter 11 case, pursuant to section 362 of the Bankruptcy Code, to permit MetLife to foreclose upon its liens on the POS Equipment or, alternatively, to require the Company to make adequate protection payments to MetLife to protect against any diminution to the value of the POS Equipment during the pendency of the Company's chapter 11 case. The Company and MetLife entered into an agreement (the "MetLife Agreement"), which was approved by the Bankruptcy Court on July 22, 1996, settling the matters that were the subject of the Motion and restructuring the Company's loan obligations to MetLife. Under the terms of the MetLife Agreement, MetLife has an allowed secured claim (the "Secured Claim") in the Company's chapter 11 case in the amount of $670,000 and the balance of MetLife's claim is an allowed unsecured claim (the "Unsecured Claim") in the Company's chapter 11 case.

                             THE CLOTHESTIME, INC.

     In order to amortize the Secured Claim, the Company agreed to (i) make monthly payments of $5,000 to MetLife, commencing in June 1996, which have been and will continue to be applied to reduce the principal amount of the Secured Claim, until the effective date of a plan of reorganization in the Company's chapter 11 case (the "Effective Date") and (ii) pay the remainder of the Secured Claim by making monthly payments to MetLife from and after the Effective Date in an amount equal to remaining principal plus interest at the Bank of America prime rate plus 200 basis points (up to a maximum of 10.5% per annum) amortized over a number of months equal to the difference between 60 and the number of monthly payments made to MetLife prior to the Effective Date. The Secured Claim was reclassified in Fiscal 1996 on the balance sheet into long-term debt from liabilities subject to compromise. The Unsecured Claim will be treated and paid in accordance with the terms of any confirmed plan of reorganization in the Company's chapter 11 case (see Note K).

     The Company will continue to negotiate with creditors to reconcile claims filed with the Bankruptcy Court to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation. As a result, no provision has been recorded for these possible claims. The Company will recognize the additional liability, if any, as the amounts become subject to reasonable estimation. Additional bankruptcy claims and prepetition liabilities may arise from the rejection of executory contracts and unexpired leases, resolution of contingent and unliquidated claims and the settlement of disputed claims. A plan of reorganization ultimately approved by the Company's impaired prepetition creditors and confirmed by the Bankruptcy Court may materially change the amounts and terms of prepetition liabilities. Consequently, the amounts included in the consolidated balance sheets as liabilities subject to compromise will be subject to future adjustment.

     In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company is not required to record interest during chapter 11 proceedings on unsecured or undersecured prepetition debt. Interest expense on certain secured debt will continue to be accrued but is subject to settlement. No determination has been made regarding the value of the property interests that secure certain debt and, consequently, whether interest thereon will be paid. The Company has continued accruing interest on its secured prepetition debt obligations, except for the revolving credit facility debt, which the Company believes is undersecured. Contractual interest (computed without regard to default rates of interest) exceeds interest expense recorded in the accompanying Fiscal 1996 and Fiscal 1995 consolidated statements of operations by approximately $1,555,000 and $235,000, respectively.

NOTE E -- REORGANIZATION COSTS

     Reorganization costs recorded in Fiscal 1996 and Fiscal 1995 consisted of:

                                                            JANUARY 25,     JANUARY 27,
                                                               1997            1996
                                                            -----------     -----------
        Write-off of leasehold improvements and fixtures
          associated with store closures, net of
          proceeds........................................  $ 5,405,297     $ 9,612,448
        Estimated store lease rejection claims............    7,497,906       8,464,480
        Professional fees.................................    3,341,679       1,744,680
        Severance payments................................      668,773              --
        Other related store closure costs.................      178,738       1,852,423
        Interest income...................................     (885,547)        (30,934)
        Write-off of unamortized deferred financing costs
          associated with prepetition debt................           --         259,295
        Other.............................................      390,687          64,256
                                                            -----------     -----------
                                                            $16,597,533     $21,966,648
                                                            ===========     ===========

                             THE CLOTHESTIME, INC.

     In connection with the Company's continuing reorganization, the Company closed 67 stores during Fiscal 1996 and accrued for additional store closures that are planned to occur in the second quarter of Fiscal 1997. The reorganization charge for the planned store closures in Fiscal 1997 consists of
(i) $3.7 million for estimated store lease rejection claims and (ii) $2.7 million for the accelerated depreciation and amortization of leasehold improvements and fixtures based on the estimated net book value at the time of store closure. Included above are the costs associated with these planned store closures as well as other costs incurred in connection with the Company's reorganization.

NOTE F -- INCOME TAXES

     The components of the provision (benefit) for income taxes are summarized as follows:

                                                                YEAR ENDED
                                               --------------------------------------------
                                               JANUARY 25,     JANUARY 27,      JANUARY 28,
                                                  1997             1996            1995
                                               -----------     ------------     -----------
        CURRENT:
          Federal............................   $ 560,000      $ (9,194,000)    $(5,925,000)
          State..............................     367,000           421,000        (203,000)
                                                 --------      ------------     -----------
                  Total current..............     927,000        (8,773,000)     (6,128,000)
                                                 --------      ------------     -----------
        DEFERRED:
          Federal............................          --          (898,000)       (727,000)
          State..............................          --          (335,000)       (378,000)
                                                 --------      ------------     -----------
             Total deferred..................          --        (1,233,000)     (1,105,000)
                                                 --------      ------------     -----------
                  Total......................   $ 927,000      $(10,006,000)    $(7,233,000)
                                                 ========      ============     ===========

     The actual provision (benefit) for income taxes differs from statutory tax for all years (computed by applying the Federal tax rate of 35% in Fiscal 1996, Fiscal 1995 and Fiscal 1994 to loss before income taxes) as follows:

                                                               YEAR ENDED
                                                -----------------------------------------
                                                JANUARY 25,    JANUARY 27,    JANUARY 28,
                                                    1997           1996          1995
                                                ------------   ------------   -----------
        Tax benefit computed at Federal
          statutory rates.....................  $(10,751,000)  $(18,553,000)  $(6,466,000)
        Nontaxable revenue....................       (53,000)       (77,000)     (281,000)
        Targeted jobs and other tax credits...            --             --      (115,000)
        State income taxes....................            --         86,000      (581,000)
        Change in Federal valuation
          allowance...........................    10,302,000      9,085,000            --
        Provision for taxes related to IRS
          exam................................       927,000             --            --
        Other, net............................       502,000       (547,000)      210,000
                                                ------------   ------------   -----------
                                                $    927,000   $(10,006,000)  $(7,233,000)
                                                ============   ============   ===========

                             THE CLOTHESTIME, INC.

     The tax effected cumulative temporary differences which give rise to deferred tax assets and liabilities under SFAS 109 are as follows:

                                                JANUARY 25,    JANUARY 27,    JANUARY 28,
                                                    1997           1996          1995
                                                ------------   ------------   -----------
        Deferred tax assets:
          Deferred compensation and employee
             benefits.........................  $    832,000   $  1,365,000   $   921,000
          Accrued liabilities.................     9,146,000      3,572,000     1,725,000
          Inventories.........................       876,000        931,000       942,000
          Net operating loss carryforward.....     8,381,000      2,304,000            --
          Alternative minimum tax credits.....     1,885,000      1,700,000            --
          Charitable contributions and other
             tax deductible carryforwards.....     2,413,000      1,702,000            --
          Depreciation and amortization
             including lease acquisition
             costs............................     2,627,000        740,000            --
          Other...............................       641,000        738,000       422,000
                                                ------------   ------------   -----------
                                                  26,801,000     13,052,000     4,010,000
             Less: Valuation allowance........   (26,312,000)   (12,312,000)   (3,227,000)
                                                ------------   ------------   -----------
        Total deferred tax assets.............       489,000        740,000       783,000
                                                ------------   ------------   -----------
        Deferred tax liabilities:
          Depreciation and amortization
             including lease acquisition
             costs............................       288,000        512,000       987,000
          Prepaid expenses....................       201,000        228,000       202,000
                                                ------------   ------------   -----------
        Total deferred tax liabilities........       489,000        740,000     1,189,000
                                                ------------   ------------   -----------
        Net deferred tax liability............  $         --   $         --   $   406,000
                                                ============   ============   ===========

     The valuation allowance against deferred tax assets was increased by $14,000,000 in Fiscal 1996 and $9,085,000 in Fiscal 1995. The Company's Fiscal 1995 loss was carried back and generated a refund from previous taxes paid of $9.4 million. This carryback fully exhausted all taxes paid in prior years which were available for refund. The Company's Federal net operating loss of $20.2 million will be carried forward over the next 15 years, subject to adjustment as a result of transactions pursuant to a confirmed plan of reorganization. The Company has recorded a valuation allowance to fully offset this net operating loss carryforward and the other net deferred tax assets.

     In Fiscal 1995, the Company received notice from the Internal Revenue Service (the "IRS") that it intended to audit, and in Fiscal 1996 the IRS commenced the audit of, the Company's Federal income tax returns for Fiscal 1995, Fiscal 1994 and Fiscal 1993 (the "IRS Audit"). The provision for taxes related to the IRS Audit represents the Company's estimate of the Federal and state taxes expected to be owed as a result of the IRS Audit. If the Company agrees to any settlement of the IRS Audit and related claims filed in the Bankruptcy Cases, such agreement will be subject to several levels of IRS review and approval and may be subject to approval of the Bankruptcy Court. The Company cannot predict whether this estimated amount will be the final amount of taxes owed as a result of the IRS Audit or when or whether the IRS and the Bankruptcy Court will approve any settlement of the IRS Audit (see Note K). In addition to the above-described taxes, the Company has separately provided for any interest or penalties expected to be due.

                             THE CLOTHESTIME, INC.

NOTE G -- MARKETABLE SECURITIES

     The carrying values (cost) and estimated market values of investment securities available-for-sale are summarized as follows:

                                               U.S. STATE AND LOCAL GOVERNMENT AGENCY ISSUES
                                             -------------------------------------------------
                                                                         GROSS        GROSS
                                                                       UNREALIZED   UNREALIZED
                                                             FAIR       HOLDING      HOLDING
                                                COST        VALUE        LOSSES       GAINS
                                             ----------   ----------   ----------   ----------
          As of January 25, 1997...........  $3,223,401   $3,142,667    $ 80,734     $     --
          As of January 27, 1996...........  $3,208,415   $3,191,737    $ 16,678     $     --

     Maturities of investment securities available-for-sale are summarized as follows:

                                                                     YEAR ENDED
                                                              -------------------------
                                                               JANUARY        JANUARY
                                                                 25,            27,
                                                                 1997           1996
                                                              ----------     ----------
        Within 1 year.......................................  $       --     $       --
        After 1 year through 5 years........................   1,018,821      1,003,835
        After 5 years through 10 years......................   2,204,580      2,204,580
        After 10 years......................................          --             --
                                                              ----------     ----------
                                                              $3,223,401     $3,208,415
                                                              ==========     ==========

                                                                     YEAR ENDED
                                                              -------------------------
                                                               JANUARY        JANUARY
                                                                 25,            27,
                                                                 1997           1996
                                                              ----------     ----------
        Proceeds from sales of investment securities
          available-for-sale................................  $       --     $4,718,600
        Gross realized gains on sales of investment
          securities available-for-sale.....................  $       --     $    5,490
        Gross realized losses on sales of investment
          securities available-for-sale.....................  $       --     $  410,446
        Net unrealized holding loss on available-for-sale
          securities included as a component of
          shareholders' equity (deficiency).................  $   80,734     $   16,678

     All realized gain and losses are computed on the specific identification basis.


     Investment securities available-for-sale include securities having a fair value of $2,143,082 held as collateral under the revolving credit facility debt (see Notes D and L) and securities having a fair value of $741,228 pledged as collateral to the issuing bank for an irrevocable letter of credit issued on behalf of Clothestime Insurance Company.


NOTE H -- EMPLOYEE SAVINGS PLAN

     In February 1992, the Board of Directors approved The Clothestime, Inc. Savings and Investment Plan, a 401(k) Savings Plan (the "401(k) Plan"). Under the provisions of the 401(k) Plan, beginning on April 1, 1992, all full-time employees who have completed one year of service and attained the age of 21 years may defer up to 15% of their compensation per year. Further, the Company may, upon approval of the Board, make a discretionary matching and/or profit sharing contribution to the plan. For Fiscal 1996, Fiscal 1995 and Fiscal 1994, the Board approved a 2% matching contribution. In Fiscal 1996, Fiscal 1995 and Fiscal 1994, the Company expensed $224,534, $296,256 and $273,324, respectively, for Company matching contributions.

                             THE CLOTHESTIME, INC.

NOTE I -- LEASES

     The Company occupies its retail stores, main warehouse and administrative facilities under non-cancelable operating leases. Most of the retail store leases require the Company to pay the greater of a specified minimum rental or a contingent rental based on a percentage of gross sales. Many leases include cancellation clauses exercisable by the Company upon the occurrence of certain events (e.g., change in anchor tenant or failure to reach certain minimum sales levels). Rent expense for Fiscal 1996, Fiscal 1995, and Fiscal 1994 was $22,758,352, $36,620,933 and $36,919,669, respectively. Included in rent expense for Fiscal 1996, Fiscal 1995 and Fiscal 1994 is contingent rent of $43,295, $83,482 and $153,604, respectively.

     The operating lease for the main warehouse and administrative facility is with certain former officers and directors of the Company, some of whom are currently shareholders. Rent expense related to this lease for Fiscal 1996, Fiscal 1995 and Fiscal 1994 was $645,027, $886,471 and $851,487, respectively.

     Future minimum lease payments, by fiscal year and in the aggregate, with initial or remaining terms of one year or more consisted of the following at January 25, 1997:

                                                                     FUTURE
                                                                    MINIMUM
                FISCAL YEAR                                      LEASE PAYMENTS
                ---------------------------------------------    --------------
                1997.........................................     $ 18,014,000
                1998.........................................       15,845,000
                1999.........................................       14,391,000
                2000.........................................       12,170,000
                2001.........................................        9,466,000
                Thereafter...................................       13,596,000
                                                                   -----------
                                                                  $ 83,482,000
                                                                   ===========

     The analysis of lease commitments above has been adjusted to reflect the closing of 67 stores in Fiscal 1996 in connection with the chapter 11 filing (see Note A), but has not been adjusted to reflect possible future lease rejections. As described in Note E, the Company is planning to close certain stores in the second quarter of Fiscal 1997. It is expected that the future minimum lease payments above will be reduced in Fiscal 1997, Fiscal 1998, Fiscal 1999, Fiscal 2000, Fiscal 2001 and fiscal years thereafter by approximately $1,487,000, $2,595,000, $2,242,000, $1,948,000, $1,594,000 and $2,400,000,
respectively, as a result of these planned store closures and will be further reduced by any additional store closures.

     Subject to the approval of the Bankruptcy Court, the Company can reject executory contracts, including leases, under the relevant provisions of the Bankruptcy Code. Rejection of a lease gives the lessor the right to assert a prepetition claim against the Company as though the lease had been terminated immediately before the date of the chapter 11 filing. However, the amount of the claim may be limited by the Bankruptcy Code. The estimated amounts of allowed claims for rejected leases are included in reorganization costs.

                             THE CLOTHESTIME, INC.

NOTE J -- OTHER ACCRUED LIABILITIES

     Other accrued liabilities are summarized as follows:

                                                                AS OF          AS OF
                                                               JANUARY        JANUARY
                                                                 25,            27,
                                                                 1997           1996
                                                              ----------     ----------
        Gift certificates outstanding.......................  $2,162,477     $2,097,684
        Deferred rent.......................................   1,734,083      1,771,680
        Legal costs.........................................   1,269,000         98,000
        Store credits outstanding...........................   1,161,852      1,109,584
        Other...............................................   3,584,105      3,301,357
                                                              ----------     ----------
                                                              $9,911,517     $8,378,305
                                                              ==========     ==========

NOTE K -- LEGAL PROCEEDINGS

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

     As debtors in possession, the Debtors have the right, subject to the approval of the Bankruptcy Court, under the relevant provisions of the Bankruptcy Code, to assume or reject executory contracts and unexpired leases, including real property leases. Certain parties to such executory contracts and unexpired leases with the Company, including parties to such real property leases, may file motions with the Bankruptcy Court seeking to require the Company to assume or reject those contracts or leases. In this context, "assumption" requires that the Company cure, or provide adequate assurance that it will cure, all existing defaults under the contract or lease and provide adequate assurance of future performance under relevant provisions of the Bankruptcy Code; and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease. Rejection of any executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach, which claim shall be allowed or disallowed as if such claim had arisen before the date of the filing of the petition. By order of the Bankruptcy Court, effective February 5, 1996, the Company obtained an extension of time within which to assume or reject its non-residential real property leases through and including the confirmation date of its plan of reorganization, except for leases of certain objecting landlords (the "Objection Leases"). With respect to the Objection Leases, the Debtors have obtained an extension of time to assume or reject such leases through and including March 31, 1997 (see Note L).

     Prepetition claims that were contingent, unliquidated or disputed as of the commencement of the Company's chapter 11 cases, including, without limitation, those that arise in connection with rejection of executory contracts or unexpired leases, may be allowed or disallowed depending on the nature of the claim. Such claims may be fixed by the Bankruptcy Court or otherwise settled or agreed upon by the parties and approved by the Bankruptcy Court. As a general matter, the treatment of claims pending in the Bankruptcy Court will be determined as part of the formulation and confirmation of a plan of reorganization.

                             THE CLOTHESTIME, INC.

     The Bankruptcy Court established July 15, 1996 as the date by which, with certain exceptions, all claimants were to file proofs of claim or be barred from asserting any claim against the Debtors and voting upon or receiving distributions under a plan of reorganization of the Debtors. Certain creditors (essentially entities holding claims that were (a) not scheduled by the Debtors as disputed, contingent or unliquidated or (b) previously allowed by the Bankruptcy Court) were not required to file proofs of claim. In addition, the Bankruptcy Court provided that Claims relating to any future rejection of executory contracts or unexpired leases (other than as part of a plan of reorganization) are required to be filed on or before the later of (a) 30 days from the date of entry of the order rejecting such contract or lease and (b) the July 15, 1996 bar date.

     Approximately 8,000 claims were originally scheduled by the Debtors or filed against the Debtors prior to the applicable claims bar date imposed by the Bankruptcy Court. The Debtors are in the process of reconciling and resolving proofs of claim that differ in amounts from the Debtors' records, through negotiations with claimants and the anticipated filing of objections. The Company believes many of these claims against various Debtors are duplicative of claims filed against other Debtors, erroneously filed or otherwise not allowable. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation. A plan of reorganization ultimately approved by the Company's impaired prepetition creditors and confirmed by the Bankruptcy Court may materially change the amounts and terms of prepetition liabilities (see Note D).


     Described below are certain of the more significant claims and adversary proceedings in the Bankruptcy Cases. For a discussion of other aspects of the Bankruptcy Cases, including the plan of reorganization filed by the Debtors on March 21, 1997, see Notes A, B, C, D, E, I and L.


     Claims Arising from Tax Audit. In early 1996, the IRS commenced the IRS Audit. In July 1996, the IRS reported to the Debtors that it had made only limited progress in its audit and thus could not, in advance of the claims bar date, estimate accurately the amounts of outstanding tax liabilities for the periods being audited. As a result, the IRS reported on its proofs of claim high estimates of the outstanding tax liabilities for the periods being audited. The Debtors believe that their actual outstanding tax liabilities for such periods are far lower than those set forth on the proofs of claim filed by the IRS (see Note F).

     Settlement With MetLife Capital Corporation. On or about May 13, 1996, MetLife filed a motion for relief from the automatic stay in the Reorganization Cases, pursuant to section 362 of the Bankruptcy Code, to permit MetLife to foreclose upon its liens on the POS Equipment. See Note D for a description of the MetLife Agreement.

     Wells and Union Claims; Litigation and Partial Settlement. Since the Petition Date, the Debtors have engaged in a series of disputes with Wells and Union (collectively, the "Banks") regarding the treatment of the Banks' claims. In December 1995, the Debtors and the Banks engaged in extensive negotiations regarding the scope of the Banks' security interests in certain of the Debtors' assets, including, among other things, inventory that was purchased prepetition under commercial letters of credit and certain cash accounts. On December 28, 1995, in partial resolution of these issues and in connection with its approval of the DIP Facility, the Bankruptcy Court entered its Amended Stipulation for Order (1) Clarifying Order Approving Centralized Cash Management Systems, Etc.,
(2) Providing Adequate Protection for Alleged Collateral of Wells Fargo Bank, as Agent, to the Extent of Valid Liens and (3) Establishing Schedule for Resolution of Disputes (the "Amended Wells/Union Stipulation"). The Amended Wells/Union Stipulation sets forth the parties' agreement regarding: (a) the extent of the Banks' security interest in the Debtors' inventory; (b) the ability of the Debtors to use the deposits in certain bank accounts, receipts from credit card purchases of merchandise and proceeds of certain other collateral of the Banks and Wells, as agent for the Banks; and (c) certain other matters.

     Two adversary proceedings involving obligations under the Wells/Union credit agreement were commenced in the early months of the Reorganization Cases. On January 24, 1996, Wells, individually and as agent for itself and Union, commenced an adversary proceeding the Bankruptcy Court, Adversary Proceeding

                             THE CLOTHESTIME, INC.

No. 96-1100, (the "Tax Refund Litigation") seeking a judicial determination and declaration regarding the nature, extent, validity and priority of the Banks' alleged lien on the Debtors' then-prospective entitlement to receive corporate income tax refunds in excess of $9 million (collectively, the "Tax Refund") in respect of the Debtors' 1995 fiscal year. Soon after the inception of this adversary proceeding, Wells also filed a motion for a temporary restraining order and preliminary injunction to prevent the Debtors from dissipating the Tax Refund during the pendency of such adversary proceeding.

     Wells also asserted liens on certain of the Debtors' credit card receivables in transit as of the Petition Date (the "Receivables") and a deposit account holding approximately $2.5 million in cash (the "Deposit Account"). On January 5, 1996, the Debtors commenced Adversary Proceeding No. 96-1017 (the "Credit Card Litigation") against Wells, seeking a judicial determination and declaration that Wells did not hold a valid and perfected security interest in either the Receivables or the Deposit Account or, alternatively, that the security interests held by Wells in such property, if any, could be avoided.

     On August 28, 1996, the Bankruptcy Court approved the compromise and settlement of the Tax Refund Litigation and the Credit Card Litigation (collectively, the "Adversary Proceedings") and certain related disputes between the Debtors and the Banks, pursuant to a settlement agreement (the "Settlement Agreement"). The Settlement Agreement provides for the resolution of all claims and controversies relating to the Banks' alleged security interests in the following disputed collateral: (a) refunds of Federal, state and local income taxes in the amount of $9,452,726, representing tax refunds from the Internal Revenue Service in the amount of $9,450,146, from the State of Illinois in the amount of $2,280 and from the City of New York in the amount of $300 (collectively, the "Tax Refund"); (b) certain funds held on deposit in segregated accounts pursuant to the terms of the parties' Amended Stipulation for Order (i) Clarifying Order Approving Centralized Cash Management Systems, etc., (ii) Providing Adequate Protection for Alleged Collateral of Wells Fargo Bank, as Agent, to the Extent of Valid Liens and (iii) Establishing Schedule for Resolution of Disputes, dated December 27, 1995; (c) the Debtors' prepetition credit card accounts receivable; and (d) fee and expense retainers paid by the Debtors to professionals prior to the commencement of the Reorganization Cases (the collateral described in clauses (a), (b), (c) and (d) above are referred to herein as the "Disputed Collateral"). The Settlement Agreement also fixes the allowed amount of the Banks' prepetition claims under the credit facilities evidenced by the Credit Agreement, dated as of February 28, 1995 between Stores, as borrower, the other Debtors, as Guarantors, and the Banks (the "Bank Claims") at $26,306,481, subject to increase for prepetition legal fees and expenses and certain contingent claims on account of letters of credit. Such amount has been and will be reduced by certain payments, including payments made pursuant to the Settlement Agreement. On or about September 5, 1996, pursuant to the terms of the Settlement Agreement and on account of the Banks' alleged security interests in the Disputed Collateral other than the Tax Refunds, the Banks (a) applied $3,100,000 of the funds on deposit in certain segregated accounts held by the Debtors to reduce the Bank Claims (the "Initial Payment"), (b) released the remainder of all funds (approximately $6,500,000) on deposit in such accounts to the Debtors and (c) released the Banks' security interests in all Disputed Collateral other than the Tax Refund. In addition, on September 5, 1996, to secure its obligation to make a remaining payment (the "Remaining Payment"), the Debtors deposited the sum of $3,126,363 into a segregated account (the "Segregated Account").

     In consideration for the transactions described above, the Banks: (a) have released the balance of the Tax Refund to the Debtors and (b) have released their alleged security interests in the Tax Refund. In addition, under the terms of the Settlement Agreement, the Adversary Proceedings have been dismissed.


     The payments by the Debtors to Wells and the dismissals of the Adversary Proceedings contemplated by the Wells/Union Settlement Agreement have been completed. The Debtors and Wells currently are engaged in ongoing negotiations regarding all outstanding issues with respect to the appropriate treatment of the Banks' prepetition Claims arising under the Wells/Union Credit Agreement (see Note L).

                             THE CLOTHESTIME, INC.

     The Company's borrowings from Union were secured by a lien on certain limited partnership interests that were then owned by Clothestime to take advantage of the Federal and California tax benefits available to investors in such partnerships. Following the Petition Date, after examining its tax position, the Company determined that it would not be able to utilize the credits and other benefits generated by these partnerships. Accordingly, the Debtors obtained Bankruptcy Court approval of the sale of such limited partnership interests for aggregate consideration of $1,550,000. Of the net proceeds of the sale, $1,229,443 was paid to Union in full satisfaction of its secured loan. The remaining net proceeds were paid into a segregated Wells account, pending further order of the Bankruptcy Court (see Notes D and L).



     Other Litigation. The Company is also subject to other legal proceedings and claims. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.


NOTE L -- SUBSEQUENT EVENTS (UNAUDITED)


     Wells and Union Claims. On April 2, 1997, the Bankruptcy Court granted the motion of Wells, individually and as agent for itself and Union, seeking relief from the automatic stay established under section 362 of the Bankruptcy Code and authorized the Banks to execute upon their security interests in (a) a New York State Dormitory Authority Revenue Bond in the face amount of $2.0 million and interest thereon and (b) restricted cash in the amount of $253,916 (plus accrued interest) (the "Restricted Cash"), consisting of the excess net proceeds of the Debtors' sale of certain limited partnership interests (see Note D). It is anticipated that Wells, as agent, will liquidate the bond and apply the proceeds thereof and the Restricted Cash to reduce the Debtors' obligations to the Banks under the revolving credit facility.


     On April 14, 1997, Stores agreed to sell an office/warehouse building and underlying real property to an unaffiliated third party for approximately $2.7 million. The closing of the sale is subject to a number of conditions, including approval of the Bankruptcy Court. The Debtors anticipate that they will also seek an order authorizing the payment of the net proceeds to Wells in full payment of its secured note payable and to the Banks to reduce the revolving credit facility debt.

     Extension of Time for Lease Assumptions/Rejections. On March 31, 1997 the Debtors filed a motion with the Bankruptcy Court seeking to (a) assume the Objection Leases for two store locations, (b) reject the Objection Leases for three store locations and (c) extend through and including the date of confirmation of a plan or plans of reorganization the period within which the Debtors may elect to assume or reject the 24 remaining Objection Leases.


     Store Closing Program. The Debtors intend to file a motion with the Bankruptcy Court on or before June 10, 1997 seeking approval to close approximately 75 additional stores that are underperforming or unprofitable or are located in markets in which the Debtors do not intend to operate in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


INFORMATION WITH RESPECT TO NON-EMPLOYEE DIRECTORS



     The following table sets forth information regarding the members of the Board of Directors who are not employees of the Company, including age, present position with the Company, period served as a director and other business experience during the past five years.



                                         DIRECTOR           PRINCIPAL OCCUPATION AND OTHER
             NAME                AGE      SINCE             INFORMATION CONCERNING DIRECTOR
-------------------------------  ---     --------     -------------------------------------------
Herman D. Epstein..............  68        1992       Mr. Epstein serves as Chairman of the
                                                      Compensation Committee and a member of the
                                                      Audit Committee of the Board of Directors.
                                                      Mr. Epstein has been the Chairman of the
                                                      Board of HDE Associates, a realty
                                                      investment company, since September 1988.
                                                      In addition, Mr. Epstein serves as a
                                                      consultant to Elite, Inc., a private
                                                      transportation firm, a position which he
                                                      has held since October 1988. Mr. Epstein
                                                      served as Vice Chairman, Director and Chief
                                                      Merchandising Executive of Lerner Stores,
                                                      Inc. from October 1983 to November 1986 and
                                                      as a consultant with Lerner Stores, Inc.
                                                      from December 1986 to January 1988. From
                                                      July 1988 to December 1992, Mr. Epstein
                                                      served as a consultant to the Company.

George Foos....................  75        1987       Mr. Foos serves as Chairman of the Audit
                                                      Committee and a member of the Compensation
                                                      Committee of the Board of Directors. Mr.
                                                      Foos has been Chairman and President of
                                                      George Foos & Associates, a management
                                                      consulting firm, since April 1983. Mr. Foos
                                                      also serves as Chairman of the Board of
                                                      Great Western Value Centers, a real estate
                                                      development company. He has served in that
                                                      position since 1984. Mr. Foos served as
                                                      Chairman of the Board of Metropolitan Real
                                                      Estate Group, a real estate development
                                                      company, from 1984 to 1990, and a
                                                      consultant and a director of Alcott and
                                                      Andrews, a chain of retail clothing stores
                                                      serving upscale career women from 1983 to
                                                      1989. From 1976 to 1983, Mr. Foos was
                                                      Chairman of the Board and Chief Executive
                                                      Officer of Emporium Capwell, San Francisco,
                                                      California, a chain of department stores.

INFORMATION WITH RESPECT TO DIRECTORS WHO ARE ALSO EXECUTIVE OFFICERS



     The following table sets forth information regarding members of the Board of Directors who also are employees of the Company, including age, present position with the Company, period served as a director and other business experience during the past five years.



                                                            PRINCIPAL OCCUPATION AND OTHER
                                         DIRECTOR      INFORMATION CONCERNING DIRECTOR/EXECUTIVE
             NAME                AGE      SINCE                         OFFICER
-------------------------------  ---     --------     -------------------------------------------
David A. Sejpal................  39        1995       Mr. Sejpal has been Chairman of the Board
                                                      and Chief Executive Officer, President and
                                                      Chief Operating Officer of the Company
                                                      since January 1997. In addition, Mr. Sejpal
                                                      served as a Vice President of the Company
                                                      from June 1991 to January 1997, and Chief
                                                      Financial Officer of the Company from
                                                      December 1990 to February 1997. Mr. Sejpal
                                                      also served as the Company's Treasurer from
                                                      May 1991 to February 1997 and Secretary
                                                      from April 1995 to February 1997. In
                                                      addition, Mr. Sejpal serves as a director,
                                                      Chairman of the Board and Chief Executive
                                                      Officer, President and Chief Operating
                                                      Officer of Stores and MRJ, positions he has
                                                      held since January 1997 and from December
                                                      1993 to January 1997 held the positions of
                                                      Vice President, Chief Financial Officer,
                                                      Treasurer and Assistant Secretary of MRJ.
                                                      Mr. Sejpal served as Corporate Controller
                                                      of the Company from September 1988 to
                                                      December 1990 and Director of Finance from
                                                      December 1986 to September 1988.
Douglas L. Pereira.............  48        1997       Mr. Pereira has been the Senior Vice
                                                      President, Chief Financial Officer,
                                                      Secretary and Treasurer of the Company
                                                      since February 1997. In addition, Mr.
                                                      Pereira has served as Chief Financial
                                                      Officer and Treasurer of Stores since
                                                      December 1993. Mr. Pereira assumed the
                                                      additional officer positions of Vice
                                                      President and Secretary of Stores and the
                                                      positions of Vice President, Chief
                                                      Financial Officer, Treasurer and Secretary
                                                      of MRJ in January 1997. Mr. Pereira also
                                                      served as Corporate Controller of the
                                                      Company from December 1990 to January 1997,
                                                      and Assistant Controller of the Company
                                                      from June 1988 to December 1990.

Robert Klausner................  55        1997       Mr. Klausner has been the Vice President,
                                                      Store Operations of the Company since
                                                      February 1997. Mr. Klausner also served as
                                                      Director of Store Operations of the Company
                                                      from December 1995 to January 1997.

INFORMATION WITH RESPECT TO EXECUTIVE OFFICER WHO IS NOT A DIRECTOR

     The following table sets forth similar information regarding the only executive officer who is not a Director of the Company.

                                                 YEAR
                                               COMMENCED
                                                SERVICE
                                               WITH THE
                NAME                   AGE      COMPANY                   POSITION
-------------------------------------  ---     ---------     -----------------------------------
Barry Herman.........................  60         1997       Mr. Herman has been Vice President,
                                                             General Merchandise Manager of the
                                                             Company since February 1997. Prior
                                                             thereto, Mr. Herman served as Vice
                                                             President, General Merchandise
                                                             Manager of Sycamore Stores Inc., a
                                                             retail clothing chain, from May
                                                             1993 to September 1995, and Vice
                                                             President, General Merchandise
                                                             Manager of Fashion Bar Inc., a
                                                             retail clothing chain, from January
                                                             1979 to June 1992.

     There are no arrangements or understandings pursuant to which any of the persons listed in the table above were selected as executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the U.S. Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended January 25, 1997, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table discloses compensation received for the three fiscal years ended January 25, 1997 ("Fiscal 1996"), January 27, 1996 ("Fiscal 1995") and January 28, 1995 ("Fiscal 1994"), respectively, by the two individuals who served as the Company's Chief Executive Officer during Fiscal 1996, and two individuals who would have been among the four most highly-paid executive officers, other than the Chief

Executive Officer, but for the fact that they were not serving as executive officers at the end of Fiscal 1996 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                               LONG TERM
                                                ANNUAL COMPENSATION           COMPENSATION
                                         ---------------------------------       AWARDS
                                                                 OTHER      ----------------      ALL
                                                                 ANNUAL        SECURITIES        OTHER
                                                              COMPENSATION     UNDERLYING     COMPENSATION
   NAME AND PRINCIPAL POSITION     YEAR  SALARY($)  BONUS($)     ($)(1)     OPTIONS/SARS(#)      ($)(2)
---------------------------------  ----  ---------  --------  ------------  ----------------  ------------
David A. Sejpal..................  1996  $ 250,000  $    -0-    $ 33,279             -0-         $1,444
  Chairman of the Board            1995    250,000    50,000       5,878             -0-          1,444
  and Chief Executive Officer,     1994    227,076       -0-      32,418         100,000          1,203
  President and Chief Operating
  Officer, Chief Financial
  Officer, Treasurer and
  Secretary
John Ortega II...................  1996    446,693        0-      59,794             -0-          2,160
  Chairman of the Board            1995    470,962       -0-      59,794             -0-          2,160
  and Chief Executive Officer(3)   1994    470,962       -0-      60,482             -0-          2,160
Norman Abramson..................  1996    357,364       -0-      13,992             -0-          4,639
  President and Chief              1995    386,826       -0-      13,992         200,000          4,639
  Operating Officer(4)             1994    386,826       -0-      11,103             -0-          4,657
Charles Castaneda................  1996    112,572       500         -0-             -0-            -0-
  Vice President--Merchandise      1995    138,019    10,000      34,800          10,000            -0-
  Planning and Control(5)          1994     60,110       -0-       6,995          25,000            -0-


---------------
(1) The amounts disclosed in this column include:

     (a) With respect to Mr. Sejpal, the Fiscal 1996 and 1994 amounts reflect tax gross-up payments relating to term and universal life insurance and long term disability insurance in the amounts of $5,878 and $4,475, respectively, and payments relating to perquisites in the amounts of $27,401 and $27,943, respectively. The amounts attributable to perquisites include a non-accountable automobile allowance in the amount of $8,400 for each of Fiscal 1996 and 1994 and premiums for supplemental executive health insurance in the amount of $14,472 for each of Fiscal 1996 and 1994; the remaining perquisites and the related amounts do not meet the disclosure threshold established by the SEC. The Fiscal 1995 amount reflects tax gross-up payments relating to term and universal life insurance and long term disability insurance; perquisites provided to Mr. Sejpal in Fiscal 1995 under various Company programs do not meet the disclosure threshold established by the SEC.

     (b) With respect to Mr. Ortega, the Fiscal 1996, 1995 and 1994 amounts reflect tax gross-up payments relating to term and universal life insurance and long term disability insurance in the amounts of $8,671, $8,671 and $7,717, respectively, and payments relating to perquisites in the amounts of $51,123, $51,123 and $52,765, respectively. The amounts attributable to perquisites include a non-accountable automobile allowance in the amount of $30,000 for each of Fiscal 1996, 1995 and 1994, and premiums for supplemental executive health insurance in the amount of $14,472 for each of Fiscal 1996, 1995 and 1994; the remaining perquisites and the related amounts do not meet the disclosure threshold established by the SEC.

     (c) With respect to Mr. Abramson, the Fiscal 1996, 1995 and 1994 amounts reflect tax gross-up payments relating to term and universal life insurance and long term disability insurance. Perquisites provided to Mr. Abramson in each of Fiscal 1996, 1995 and 1994 under various Company programs do not meet the disclosure threshold established by the SEC.

                                          (Footnotes continued on the next page)

(Footnotes continued from the preceding page)

     (d) With respect to Mr. Castaneda, perquisites provided to Mr. Castaneda in Fiscal 1996 under various Company programs do not meet the disclosure threshold established by the SEC. The Fiscal 1995 amount reflects perquisites, including payments for moving expenses in the amount of $29,608; the remaining perquisites and the related amounts do not meet the disclosure threshold established by the SEC. The Fiscal 1994 amount reflects perquisites consisting entirely of payments for moving expenses in the amount of $6,995.

(2) The Fiscal 1996 amounts disclosed in this column include payment by the Company in Fiscal 1996 of premiums for term life insurance on behalf of Messrs. Sejpal, Ortega and Abramson in the amounts of $1,444, $2,160 and $4,639, respectively.

(3) Mr. Ortega ceased to be Chairman of the Board and Chief Executive Officer and an employee of the Company on January 17, 1997.

(4) Mr. Abramson ceased to be President and Chief Operating Officer and an employee of the Company on January 17, 1997.

(5) Mr. Castaneda ceased to be Vice President-Merchandise Planning and Control and an employee of the Company on October 4, 1996.

STOCK OPTIONS

     During Fiscal 1995, no options were granted to, and no options were exercised by, any of the Named Executive Officers of the Company. The following table includes the number of shares covered by both exercisable and unexercisable stock options as of January 25, 1997 for the Named Executive Officers. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any existing stock options and the year-end price of the common stock.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED             IN-THE-MONEY
                                NUMBER OF                        OPTIONS/SARS AT               OPTIONS/SARS AT
                                 SHARES                             FY-END(#)                  FY-END($)(1)(2)
                                ACQUIRED        VALUE      ---------------------------   ---------------------------
            NAME               ON EXERCISE   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------------------  -----------   -----------   -----------   -------------   -----------   -------------
David A. Sejpal..............      -0-          $ -0-        205,200        116,800         $ -0-          $ -0-
John Ortega II...............      -0-            -0-        543,333         40,000           -0-            -0-
Norman Abramson..............      -0-            -0-        394,078        133,334           -0-            -0-
Charles Castaneda............      -0-            -0-            -0-            -0-           -0-            -0-

---------------

(1) Represents the positive difference between the closing price of the common stock on Friday, January 24, 1997 (the last stock trading day of the Fiscal
    Year) and the exercise price of the options.

(2) Excludes the value of all unexercised options for which the fair market value of the common stock on January 24, 1997 was less than the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     Pursuant to an employment agreement entered into on April 13, 1994 (the "Agreement"), Norman Abramson, formerly President, Chief Operating Officer and a director, was entitled to certain compensation and benefits during the term of the Agreement. The initial term of the Agreement expired May 30, 1995; however, on such date and on May 30, 1996, the term of the Agreement was automatically extended for additional periods of one year. The Agreement provided for certain termination benefits to be provided to Mr. Abramson if the Company gave written notice of its intent not to extend the term of the Agreement for an additional term of one year, or otherwise gave notice of termination without cause. The Agreement also provided for certain additional benefits to be provided to Mr. Abramson if either the Company elected to terminate Mr. Abramson without cause within 90 days before or one year after a change in control (as defined in the Agreement) or Mr. Abramson elected to resign with good reason (as defined in the Agreement) within one year after a change in control. The Agreement also contained certain non-compete and protection of proprietary information provisions.

     Pursuant to a Severance Agreement dated as of October 10, 1994 (the "Severance Agreement"), David A. Sejpal, Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer and a director, is entitled to a severance payment if terminated without cause equal to eight months of prorated base salary. Such severance amount shall increase by one additional month of prorated base salary (to a maximum of twelve months' prorated base salary) for each full twelve-month period of service after October 10, 1994. Notwithstanding the foregoing, the Severance Agreement (i) may be terminated by the Company at any time upon written notice for cause; (ii) shall automatically terminate upon Mr. Sejpal's death; and (iii) shall be terminated if Mr. Sejpal elects to terminate his employment with the Company. However, if Mr. Sejpal elects to terminate his employment with good reason (as defined in the Severance Agreement) or within one year after a change in control (as defined in the Severance Agreement), the Company shall pay an amount equal to the above severance benefit to Mr. Sejpal. The Agreement also contains certain non-compete and protection of proprietary information provisions.

     On June 28, 1996, the Creditors' Committee filed a motion (the "Compensation Motion") seeking an order requiring the Debtors to reduce by 25.0% the annual base compensation of John Ortega II, who then was the Company's Chairman of the Board and Chief Executive Officer, and Norman Abramson, who then was the Company's President and Chief Operating Officer. Thereafter, the Debtors, the Creditors' Committee, Messrs. Ortega and Abramson and David A. Sejpal, who then was the Company's Vice President and Chief Financial Officer, entered into negotiations regarding, and, with the approval of the Compensation Committee of the Company's board of directors, entered into a compromise and settlement of, the subject matter of the Compensation Motion.

     Under the terms of the compromise and settlement (as modified by a stipulation and agreed order entered by the Bankruptcy Court on November 12,
1996), effective as of August 1, 1996, the annual base compensation paid to each of Messrs. Ortega and Abramson was reduced by 12.5%, such reduction to remain effective during the remaining pendency of the Reorganization Cases. In addition, Messrs. Ortega, Abramson and Sejpal were made eligible to receive certain incentive payments based on the Debtors' financial performance for the second half of Fiscal 1996. The compromise and settlement also provides that, if Mr. Sejpal's employment is terminated other than for "cause" (as defined in his Severance Agreement with the Company) or if he terminates his employment for "good reason" within one year after a "change in control" (as defined in such Severance Agreement and including the conversion of any of the Reorganization Cases to a case under chapter 7 of the Bankruptcy Code or the confirmation of a plan of reorganization providing for the liquidation of the Company or Stores), he will be entitled to a severance payment in an amount equal to 12 months of his base compensation in effect on July 31, 1996 and a lump sum payment in lieu of benefits. In addition, Mr. Sejpal agreed to remain employed with the Debtors until at least the earlier of (a) 60 days after the date of any conversion of any of the Reorganization Cases to a case under chapter 7 of the Bankruptcy Code or the date of the confirmation of a plan of reorganization providing for the liquidation of the Company or Stores and (b) the date on which the Debtors (or any successor chapter 11 or chapter 7 trustee of the Debtors) and the Creditors' Committee notify Mr. Sejpal that his services are no longer required. Finally, the Debtors and the Creditors' Committee released Mr. Sejpal from any and all claims arising from or related to an incentive payment in the amount of $50,000 paid by the Debtors to Mr. Sejpal prior to the Petition Date.

     On January 17, 1997, the Creditors' Committee entered into letter agreements with each of Mr. Ortega and Mr. Abramson (the "Letter Agreements"), whereby the parties agreed, in the interests of resolving the Reorganization Cases, that: (a) Messrs. Ortega and Abramson would resign immediately from their respective positions as officers, directors and employees of the Company and certain of its affiliates; and (b) in connection with and as consideration for such resignations, all claims by and against Messrs. Ortega and Abramson would be compromised and settled pursuant to the terms and subject to the conditions set forth in such Letter Agreements; including the payment of severance compensation to Messrs. Ortega and Abramson in the amount of $290,765 and $378,007, respectively, which amounts shall be payable on the respective dates when final non-appealable orders are entered by the Bankruptcy Court approving the terms of the compromise and settlement of the claims. On January 17, 1997, Messrs. Ortega and Abramson submitted to the Board of Directors of the Company their resignations from their respective positions as officers, directors and employees of the Company and each of its affiliates. On the same date, the Company's Board of Directors elected Mr. Sejpal as the Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer of the Company.

     On March 31, 1997, the Debtors and the Creditors' Committee filed a joint motion seeking Bankruptcy Court approval of the compromise and settlement of the claims by and against Mr. Abramson described in the immediately preceding paragraph. The Debtors, the Creditors' Committee and Mr. Ortega have been negotiating the compromise and settlement of the claims by and against Mr. Ortega that are described immediately above.

     In addition to the agreements with Messrs. Abramson, Ortega and Sejpal, certain of the Company's employee benefit plans contain termination or change of control provisions.

COMPENSATION OF DIRECTORS

     Directors who are also employees of the Company are not paid any fees or remuneration, as such, for service on the Board or on any Board Committee.

     Cash Compensation. In Fiscal 1996, each non-employee director received a monthly retainer of $1,500. In addition, each non-employee director received $1,500 for each Board meeting that he attended and $750 for each telephonic Board meeting in which he participated. Each non-employee director also received $1,000 for each committee meeting that he attended in person as a member, $2,000 for each committee meeting that he attended in person and chaired and $750 for each telephonic committee meeting in which he participated.

     Non-Employee Directors Nonqualified Stock Option Plan. Each non-employee director is eligible to receive stock options under the Company's Nonqualified Stock Option Plan for Non-Employee Directors (the "Plan"), a non-discretionary formula stock option plan. Each director who is a non-employee director who holds office immediately after the Company's annual meeting of stockholders receives an option to purchase 10,000 shares of common stock, subject to the limitation that the aggregate number of shares of common stock for which options may be granted to any non-employee director under the Plan shall not exceed an amount which when added to all prior option grants (whether or not exercised) relating to the common stock granted to such non-employee director during the lifetime of his service to the Company (whether under the Plan or under another Company employee benefit plan) equals 60,000 shares. The price per share at which an option may be exercised is the fair market value per share on the date the option is granted and each option granted shall vest pro rata over a three-year period. Upon the occurrence of any event or series of events in connection with a tender offer, merger, consolidation, sale, reorganization, dissolution or other event or series of events which, in the opinion of the Board of Directors, will or is likely to, if carried out, result in a change of control of the Company or if during a period of two consecutive years, individuals who at the beginning of such period constituted the directors of the Company cease for any reason to constitute a majority thereof (subject to certain exceptions set forth in the Plan), the options shall, notwithstanding the three-year vesting period, become immediately exercisable in full.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains certain information, as of April 11, 1997, regarding all persons who, to the knowledge of the Company, were the beneficial owners of more than 5% of the outstanding shares of common stock, each of the directors of the Company, each of the Named Executive Officers and all directors and executive officers as a group. The persons named hold sole voting and investment power with respect to the shares shown opposite their respective names, unless otherwise indicated. The information with respect to each person specified is as supplied or confirmed by such person or based upon statements filed with the SEC.

                                                                 AMOUNT AND NATURE
                                                                   OF BENEFICIAL       PERCENT OF
                             NAME                                 OWNERSHIP(1)(2)      CLASS(1)(2)
---------------------------------------------------------------  -----------------     -----------
Class I Director:
  George Foos(3)...............................................         55,000                *
Class II Directors:
  Herman D. Epstein(4).........................................         37,499                *
  Douglas L. Pereira(3)........................................         44,300                *
Class III Directors:
  David A. Sejpal(3)...........................................        221,600              1.5%
  Robert Klausner(3)...........................................         11,400                *
John Ortega(5)(6)(7)...........................................      2,345,093             16.1%
Norman Abramson(3)(8)..........................................        394,078              2.7%
Charles Castaneda(9)...........................................              0                0%
All directors and executive officers as a group (6
  persons)(10).................................................        369,799             2.54%

---------------
  *  less than 1%.

 (1) Subject to applicable community property and similar statutes.

 (2) Includes (a) shares beneficially owned, whether directly or indirectly, individually or together with associates, and (b) shares of which beneficial ownership may be acquired within 60 days of April 11, 1997 by exercise of stock options ("Stock Option Shares").

 (3) All Stock Option Shares.

 (4) Includes 19,999 Stock Option Shares.

 (5) The mailing address of such stockholder is 2102 East Balboa Boulevard, Balboa, California 92661.

 (6) Includes 343,333 Stock Option Shares.

 (7) Mr. Ortega ceased to be an executive officer and an employee of the Company on January 17, 1997.

 (8) Mr. Abramson ceased to be an executive officer and an employee of the Company on January 17, 1997.

 (9) Mr. Castaneda ceased to be an executive officer and employee of the Company on October 4, 1996.

(10) Includes 352,299 Stock Option Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1988, the Company entered into a lease (the "Lease") with a partnership (the "Partnership") comprised of certain former affiliates of the Company and John Ortega II (a principal stockholder and former director and executive officer of the Company), respecting certain parcels of real property which include the Company's headquarters and distribution/warehouse facility (the "Headquarters Building"). The Lease was scheduled to expire in November 1998. Rent for the first year was 52 cents per square foot per month (an initial annual rent of $682,956) plus insurance, taxes, maintenance and other incidental costs. In subsequent years, the monthly rental adjusted with the Consumer Price Index; however, the minimum monthly rent in no event was less than 104% or more than 108% of the minimum rent in effect immediately preceding the adjustment. In August 1996, the Company, through MRJ, entered into an Assumption and First Amendment to Lease with certain former affiliates of the Company (which did not include Mr. Ortega), as successors-in-interest to the Partnership (the "Lessor"), pursuant to which the Lease was amended (the "Amended Lease") to, among other things, extend the term and decrease the rent. See "Item 1.
Business -- Developments During the Reorganization Cases -- Chapter 11 Proceedings," herein. In Fiscal 1996, pursuant to the Lease, the Company paid rent to the Partnership in the amount of $272,409 from January 28, 1996 through May 15, 1996, and pursuant to the Amended Lease, the Company paid rent to the Lessor in the amount of $372,618 from May 15, 1996 through January 25, 1997.

     In the opinion of management, the terms of the Lease and the Amended Lease were fair and reasonable and as favorable to the Company as that which could have been obtained from an unrelated third party at the time of their execution.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial schedules and exhibits filed as part of this report:

          (1) FINANCIAL STATEMENT SCHEDULES. Schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in the financial statements or in the notes thereto.

          (2) EXHIBITS. The Exhibits listed below are filed with the SEC as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover the Company's expense in furnishing such exhibit.

EXHIBIT
  NO.
-------
 3.1        Certificate of Incorporation of The Clothestime, Inc., a Stock corporation, certified by the Delaware Secretary of State on April 30, 1991, previously filed as
            Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 20, 1991, filed with the Commission on August 5, 1991 (File No. 0-12203) (the June 20, 1991 Current
            Report"), which is incorporated herein by reference.
 3.2        Bylaws of The Clothestime, Inc., as currently in effect, previously filed as
            Exhibit 3.2 to the June 20, 1991 Current Report, which is incorporated herein by reference.
 4.1        Rights Agreement, dated as of March 27, 1992, by and between The Clothestime, Inc.
            and Harris Trust Company of California, previously filed as Exhibit 4.1 to the
            Company's Current Report on Form 8-K dated March 27, 1992 filed with the Commission on March 30, 1992 (File No. 0-12203), which is incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1        The Clothestime, Inc. 1983-84 Stock Option Plan, previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 2 to Registration Statement No. 2-90248
            on Form S-8, filed with the Commission on October 24, 1991, which is incorporated herein by reference.
10.2        The Clothestime, Inc. 1984-85 Stock Option Plans previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 2-92111
            on Form S-8, filed with the Commission on October 24, 1991, which is incorporated herein by reference.
10.3        The Clothestime, Inc. 1985-86 Stock Option Plan, previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-3304
            on Form S-8, filed with the Commission on October 24, 1991, which is incorporated herein by reference.
10.4        The Clothestime, Inc. 1987-88 Stock Option Plan, as amended and restated, previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for
            the fiscal year ended January 29, 1994 (File No. 0-12203) (the "1993 Annual
            Report"), which is incorporated herein by reference.
10.5        The Clothestime, Inc. Founders' Stock Option Plan, as amended and restated, previously filed as Exhibit 10.5 to the 1993 Annual Report, which is incorporated herein by reference.
10.6        The Clothestime, Inc. Second Founders' Stock Option Plan, as amended and restated, previously filed as Exhibit 10.6 to the 1993 Annual Report, which is incorporated herein by reference.

EXHIBIT
  NO.
-------
10.7        The Clothestime, Inc. 1991 Stock Option Plan, as amended and restated, previously filed as Exhibit 4.1 to the Company's Registration Statement No. 33-81432 on Form
            S-8, filed with the Commission on July 12, 1994, which is incorporated herein by reference.
10.8        The Clothestime, Inc. Nonqualified Stock Option Plan for Non-Employee Directors, as
            amended, previously filed as Exhibit 10.8 to the Company's Annual Report on Form
            10-K for the fiscal year ended January 28, 1995 (File No. 0-12203) (the "1994
            Annual Report"), which is incorporated herein by reference.
10.9        The Clothestime, Inc. Associates Savings and Investment Plan, as amended and restated, previously filed as Exhibit 10.18 to the 1993 Annual Report, which is incorporated herein by reference.
10.10       The Executive Medical Reimbursement Program, previously filed as Exhibit 10.16 to the 1991 Annual Report, which is incorporated herein by reference.
10.11       Employment Agreement dated April 13, 1994 between the Company and Norman Abramson, previously filed as Exhibit 10.20 to the 1993 Annual Report, which is incorporated herein by reference.
10.12       Severance Agreement dated October 10, 1994 between the Company and David A. Sejpal, previously filed as Exhibit 10.16 to the 1994 Annual Report, which is incorporated herein by reference.
10.13       Settlement and Release Agreement dated January 6, 1995, as amended, between the
            Company and Raymond A. DeAngelo, previously filed as Exhibit 10.17 to the 1994
            Annual Report, which is incorporated herein by reference.
10.14       Letter Agreement of Resignation dated January 17, 1997 by and between the
            Creditors' Committee and John Ortega II.
10.15       Letter Agreement of Resignation dated January 17, 1997 by and between the
            Creditors' Committee and Norman Abramson.
10.16       Employment Agreement dated as of February 13, 1997 by and between the Company and
            Barry Herman.

Other Material Contracts

10.17       Standard Industrial Lease-Net dated March 25, 1988, between the Company and
            DeAngelo Ortega Partnership No. 8 (included as part of this lease are the following related documents: Addendum to Lease dated March 25, 1988, between the Company and
            DeAngelo-Ortega Partnership No. 8; and Lease Modification and Option Agreement
            dated March 25, 1988, between the Company and DeAngelo-Ortega Partnership No. 8), previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for
            the fiscal year ended January 30, 1988, filed with the Commission on April 28, 1988
            (File No. 0-12203) (the "1987 Annual Report"), which is incorporated herein by reference (5325 East Hunter Avenue, Anaheim, California).
10.18       First Amendment to Lease Modification and Option Agreement, dated September 20,
            1989, between the Company and DeAngelo-Ortega Partnership No. 8, previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1990, filed with the Commission on April 27, 1990 (File No.
            0-12203) (the "1989 Annual Report"), which is incorporated herein by reference.
10.19       Second Amendment to Lease Modification and Option Agreement, dated June 28, 1990, between the Company and DeAngelo-Ortega Partnership No. 8, previously filed as
            Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended
            January 26, 1991 (File No. 0-12203), which is incorporated herein by reference.

EXHIBIT
  NO.
-------
10.20       Assumption of First Amendment to Lease, dated August 1, 1996 by and among Raymond
            DeAngelo, August DeAngelo and Michael P. DeAngelo, collectively, as Lessor, and MRJ
            Industries, Inc., as Lessee, previously filed as Exhibit 10.4 to the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended October 26, 1996, filed with the Commission on December 16, 1996 (File No. 0-12203) (the "1996 Third
            Quarter 10-Q"), which is incorporated herein by reference.
10.21       Indemnification Agreement dated June 20, 1991 between the Company and Norman
            Abramson, previously filed as Exhibit 10.23 to the 1991 Annual Report, which is incorporated herein by reference.
10.22       Indemnification Agreement dated June 24, 1988 between the Company and Eric J.
            Boden, previously filed as Exhibit No. 10.18 to the Company's Annual Report on Form
            10-K for the fiscal year ended January 28, 1989, filed with the Commission on April
            26, 1989 (File No. 0-12203) (the "1988 Annual Report"), which is incorporated herein by reference.
10.23       Indemnification Agreement dated June 20, 1991 between the Company and Harvey A.
            Bookstein, previously filed as Exhibit 10.25 to the 1991 Annual Report, which is incorporated herein by reference.
10.24       Indemnification Agreement dated June 24, 1988 between the Company and P. Bruce
            Cumming, previously filed as Exhibit No. 10.20 to the 1988 Annual Report, which is incorporated herein by reference.
10.25       Indemnification Agreement dated June 20, 1991 between the Company and Jeffrey R.
            Dake, previously filed as Exhibit 10.27 to the 1991 Annual Report, which is incorporated herein by reference.
10.26       Indemnification Agreement dated June 20, 1991 between the Company and August
            DeAngelo, previously filed as Exhibit 10.28 to the 1991 Annual Report, which is incorporated herein by reference.
10.27       Indemnification Agreement dated June 20, 1991 between the Company and Michael P.
            DeAngelo, previously filed as Exhibit 10.29 to the 1991 Annual Report, which is incorporated herein by reference.
10.28       Indemnification Agreement dated June 20, 1991 between the Company and Raymond A.
            DeAngelo, previously filed as Exhibit 10.30 to the 1991 Annual Report, which is incorporated herein by reference.
10.29       Indemnification Agreement dated December 19, 1992 between the Company and Herman D.
            Epstein, previously filed as Exhibit 10.34 to the 1993 Annual Report, which is incorporated herein by reference.
10.30       Indemnification Agreement dated June 20, 1991 between the Company and Mallory
            Factor, previously filed as Exhibit 10.31 to the 1991 Annual Report, which is incorporated herein by reference.
10.31       Indemnification Agreement dated June 20, 1991 between the Company and George Foos, previously filed as Exhibit 10.32 to the 1991 Annual Report, which is incorporated herein by reference.
10.32       Indemnification Agreement dated July 15, 1991 between the Company and Barry
            Grosser, previously filed as Exhibit 10.33 to the 1991 Annual Report, which is incorporated herein by reference.
10.33       Indemnification Agreement dated June 20, 1991 between the Company and John Ortega
            II, previously filed as Exhibit 10.35 to the 1991 Annual Report, which is incorporated herein by reference.

EXHIBIT
  NO.
-------
10.34       Indemnification Agreement dated June 20, 1991 between the Company and Douglas L.
            Pereira, previously filed as Exhibit 10.36 to the 1991 Annual Report, which is incorporated herein by reference.
10.35       Indemnification Agreement dated June 20, 1991 between the Company and David A.
            Sejpal, previously filed as Exhibit 10.37 to the 1991 Annual Report, which is incorporated herein by reference.
10.36       Indemnification Agreement dated as of March 1, 1995 between the Company and Lynne
            Sperling, previously filed as Exhibit No. 10.41 to the 1994 Annual Report, which is incorporated herein by reference.
10.37       Indemnification Agreement dated September 22, 1995 between the Company and Charles
            Castaneda, previously filed as Exhibit 10.38 to the Company's Annual Report on Form
            10-K for the fiscal year ended January 27, 1996 (File No. 0-12203) (the "1995
            Annual Report"), which is incorporated herein by reference.
10.38       Amended and Restated Indemnification Agreement dated January 17, 1997 between the
            Company and Douglas L. Pereira.
10.39       Indemnification Agreement dated January 17, 1997 between the Company and Robert
            Klausner.
10.40       Indemnification Agreement dated January 17, 1997 between the Company and Barry
            Herman.
10.41       Indemnification Agreement dated January 17, 1997 between the Company and Sona A.
            McGrath.
10.42       Master Lease Purchase Agreement, dated April 29, 1993 between Metlife Capital
            Corporation, as Lessor, and the Company, as Lessee relating to Point of Sale
            Equipment and Scanners, previously filed as Exhibit 10.44 to the 1993 Annual
            Report, which is incorporated herein by reference.
10.43       Lease Agreement, dated December 11, 1990, between Matrix Funding Corporation, who subsequently assigned all of its right, title and interest under the Lease to
            General Electric Capital Corporation, as Lessor, and the Company, as Lessee,
            together with (i) Schedule No. 1 to Lease Agreement, dated December 11, 1990 and amended March 6, 1992 and August 19, 1993, and related Sale and Leaseback Agreement dated December 11, 1990; (ii) Schedule No. 2 to Lease Agreement, dated March 22,
            1991 and amended March 6, 1992 and August 19, 1993, and related Sale and Leaseback
            Agreement dated March 22, 1991; (iii) Schedule No. 3 to Lease Agreement, dated
            March 16, 1992 and amended March 16, 1992 and August 19, 1993 and related Sale and
            Leaseback Agreement; and (iv) Schedule No. 4 dated August 20, 1993, and related
            Sale and Leaseback Agreement, relating to Point of Sale Equipment and Scanners and
            IBM 'LIC' DiskArray Subsystems with 970 ME Disk Drives, previously filed as Exhibit
            10.45 to the 1993 Annual Report, which is incorporated herein by reference.
10.44       Credit Agreement dated February 28, 1995 between Clothestime Stores, Inc., Wells
            Fargo Bank, N.A. and Union Bank, previously filed as Exhibit 10.45 to the 1994
            Annual Report, which is incorporated herein by reference.
10.45       Waiver and Amendment Agreement dated April 27, 1995 by and among the Company, each of the subsidiaries of the Company, Wells Fargo Bank, N.A. and Union Bank,
            previously filed as Exhibit 10.46 to the 1994 Annual Report, which is incorporated herein by reference.
10.46       Security Agreement dated February 28, 1995 between the Company and Wells Fargo
            Bank, N.A., previously filed as Exhibit 10.47 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed
            Exhibit 10.47 identifies additional parties to separate Security Agreements dated
            February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Security Agreement filed as Exhibit
            10.47.

EXHIBIT
  NO.
-------
10.47       Guaranty dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.48 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed Exhibit 10.48 identifies additional parties to separate Guaranties dated February 28, 1995 with
            Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Guaranty filed as Exhibit 10.48.
10.48       Pledge Agreement dated February 28, 1995 between Clothestime Stores, Inc. and Wells
            Fargo Bank, N.A., previously filed as Exhibit 10.49 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed Exhibit 10.49 identifies additional parties to separate Pledge Agreements dated February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Pledge Agreement filed as Exhibit 10.49.
10.49       Warrant Agreement dated February 28, 1995 between the Company and Wells Fargo Bank,
            N.A., previously filed as Exhibit 10.50 to the 1994 Annual Report, which is incorporated herein by reference.
10.50       Warrant Agreement dated February 28, 1995 between the Company and Union Bank, previously filed as Exhibit 10.51 to the 1994 Annual Report, which is incorporated herein by reference.
10.51       Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated
            February 28, 1995 between Clothestime Stores, Inc., American Securities Company and
            Wells Fargo Bank, N.A., previously filed as Exhibit 10.52 to the 1994 Annual
            Report, which is incorporated herein by reference.
10.52       $1.4 Million Loan Agreement dated February 28, 1995 between Clothestime Stores,
            Inc. and Wells Fargo Bank, N.A., previously filed as Exhibit 10.53 to the 1994
            Annual Report, which is incorporated herein by reference.
10.53       Guaranty dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.54 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed Exhibit 10.54 identifies additional parties to separate Guaranties dated February 28, 1995 with
            Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Guaranty filed as Exhibit 10.54.
10.54       Deed of Trust with Assignment of Rents dated as of February 28, 1995 between
            Clothestime Stores, Inc., American Securities Company and Wells Fargo Bank, N.A.,
            previously filed as Exhibit 10.55 to the 1994 Annual Report, which is incorporated herein by reference.
10.55       Master Lease Agreement, dated November 16, 1994, as amended, between Clothestime
            Stores, Inc. and USL Capital Corporation, previously filed as Exhibit 10.57 to the
            1994 Annual Report, which is incorporated herein by reference.
10.56       Guaranty, dated November 17, 1994, between the Company and USL Capital Corporation, previously filed as Exhibit 10.58 to the 1994 Annual Report, which is incorporated herein by reference.
10.57       Financing Agreement, dated December 28, 1995, by and among The CIT Group/Business
            Credit, Inc., as lender, and Clothestime Stores, Inc., as borrower, and the
            Company, MRJ Industries, Inc., Clothestime Investment, Inc., Clothestime
            International, Inc. and Clothestime Acquisition Corporation, as guarantors, previously filed as Exhibit 10.55 to the 1995 Annual Report, which is incorporated herein by reference.
10.58       Guaranty, dated December 28, 1995, made by the Company, MRJ Industries, Inc.,
            Clothestime Investment, Inc., Clothestime International, Inc. and Clothestime
            Acquisition Corporation in favor of The CIT Group/Business Credit, Inc., previously filed as Exhibit 10.56 to the 1995 Annual Report, which is incorporated herein by reference.

EXHIBIT
  NO.
-------
10.59       Amendment to Financing Agreement, dated as of August 1, 1996, by and between CIT
            Group/Business Credit, Inc., as Lender, and Clothestime Stores, Inc., as Borrower,
            previously filed as Exhibit 10.1 to the 1996 Third Quarter 10-Q, which is incorporated herein by reference.
10.60       Amendment to Financing Agreement, dated as of October 1, 1996, by and between The
            CIT Group/Business Credit, Inc., as Lender, and Clothestime Stores, Inc., as
            Borrower, previously filed as Exhibit 10.2 to the 1996 Third Quarter 10-Q, which is incorporated herein by reference.
10.61       Agreement, dated as of November 11, 1996, by and among Financo, Inc., as financial advisor, The Clothestime, Inc. and the Creditors' Committee for The Clothestime,
            Inc., previously filed as Exhibit 10.3 to the 1996 Third Quarter 10-Q, which is incorporated herein by reference.
10.62       Limited Waiver, dated March 7, 1997, by and between The CIT Group/Business Credit,
            Inc., as Lender, and Clothestime Stores, Inc., as Borrower.
10.63       Limited Waiver, dated April 15, 1997, by and between The CIT Group/Business Credit,
            Inc., as Lender, and Clothestime Stores, Inc., as Borrower.
21          Subsidiaries of The Clothestime, Inc.
23          Consent of KPMG Peat Marwick LLP, independent certified public accountants.
27          Financial Data Schedule.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE CLOTHESTIME, INC.


Date: April 24, 1997                      By: /s/ DAVID A. SEJPAL

                                            ------------------------------------
                                            David A. Sejpal
                                            Chairman of the Board and Chief
                                            Executive Officer, President and
                                            Chief Operating Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that such person whose signature appears below constitutes and appoints David A. Sejpal and Douglas L. Pereira, and each of them his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   NAME                                  CAPACITY                     DATE
------------------------------------------  -----------------------------------  ---------------


           /s/ DAVID A. SEJPAL              Director, Chairman of the Board and   April 24, 1997
------------------------------------------  Chief Executive Officer, President
             David A. Sejpal                and Chief Operating Officer
                                            (Principal Executive Officer)

          /s/ HERMAN D. EPSTEIN             Director                              April 24, 1997
------------------------------------------
            Herman D. Epstein

             /s/ GEORGE FOOS                Director                              April 24, 1997
------------------------------------------
               George Foos

          /s/ DOUGLAS L. PEREIRA            Director, Senior Vice President,      April 24, 1997
------------------------------------------  Chief Financial Officer, Secretary
            Douglas L. Pereira              and Treasurer (Principal Financial
                                            Officer)

           /s/ ROBERT KLAUSNER              Director and Vice President, Store    April 24, 1997
------------------------------------------  Operations
             Robert Klausner

             /s/ SONA MCGRATH               Controller (Principal Accounting      April 24, 1997
------------------------------------------  Officer)
               Sona McGrath

                                 EXHIBIT INDEX


EXHIBIT
  NO.
-------
 3.1        Certificate of Incorporation of The Clothestime, Inc., a Stock corporation, certified by the Delaware Secretary of State on April 30, 1991, previously filed as
            Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 20, 1991, filed with the Commission on August 5, 1991 (File No. 0-12203) (the June 20, 1991 Current
            Report"), which is incorporated herein by reference.
 3.2        Bylaws of The Clothestime, Inc., as currently in effect, previously filed as
            Exhibit 3.2 to the June 20, 1991 Current Report, which is incorporated herein by reference.
 4.1        Rights Agreement, dated as of March 27, 1992, by and between The Clothestime, Inc.
            and Harris Trust Company of California, previously filed as Exhibit 4.1 to the
            Company's Current Report on Form 8-K dated March 27, 1992 filed with the Commission on March 30, 1992 (File No. 0-12203), which is incorporated herein by reference.

Material Contracts Relating to Management Compensation Plans or Arrangements

10.1        The Clothestime, Inc. 1983-84 Stock Option Plan, previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 2 to Registration Statement No. 2-90248
            on Form S-8, filed with the Commission on October 24, 1991, which is incorporated herein by reference.
10.2        The Clothestime, Inc. 1984-85 Stock Option Plans previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 2-92111
            on Form S-8, filed with the Commission on October 24, 1991, which is incorporated herein by reference.
10.3        The Clothestime, Inc. 1985-86 Stock Option Plan, previously filed as Exhibit 4.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement No. 33-3304
            on Form S-8, filed with the Commission on October 24, 1991, which is incorporated herein by reference.
10.4        The Clothestime, Inc. 1987-88 Stock Option Plan, as amended and restated, previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for
            the fiscal year ended January 29, 1994 (File No. 0-12203) (the "1993 Annual
            Report"), which is incorporated herein by reference.
10.5        The Clothestime, Inc. Founders' Stock Option Plan, as amended and restated, previously filed as Exhibit 10.5 to the 1993 Annual Report, which is incorporated herein by reference.
10.6        The Clothestime, Inc. Second Founders' Stock Option Plan, as amended and restated, previously filed as Exhibit 10.6 to the 1993 Annual Report, which is incorporated herein by reference.
10.7        The Clothestime, Inc. 1991 Stock Option Plan, as amended and restated, previously filed as Exhibit 4.1 to the Company's Registration Statement No. 33-81432 on Form
            S-8, filed with the Commission on July 12, 1994, which is incorporated herein by reference.
10.8        The Clothestime, Inc. Nonqualified Stock Option Plan for Non-Employee Directors, as
            amended, previously filed as Exhibit 10.8 to the Company's Annual Report on Form
            10-K for the fiscal year ended January 28, 1995 (File No. 0-12203) (the "1994
            Annual Report"), which is incorporated herein by reference.
10.9        The Clothestime, Inc. Associates Savings and Investment Plan, as amended and restated, previously filed as Exhibit 10.18 to the 1993 Annual Report, which is incorporated herein by reference.
10.10       The Executive Medical Reimbursement Program, previously filed as Exhibit 10.16 to the 1991 Annual Report, which is incorporated herein by reference.
10.11       Employment Agreement dated April 13, 1994 between the Company and Norman Abramson, previously filed as Exhibit 10.20 to the 1993 Annual Report, which is incorporated herein by reference.

EXHIBIT
  NO.
-------
10.12       Severance Agreement dated October 10, 1994 between the Company and David A. Sejpal, previously filed as Exhibit 10.16 to the 1994 Annual Report, which is incorporated herein by reference.
10.13       Settlement and Release Agreement dated January 6, 1995, as amended, between the
            Company and Raymond A. DeAngelo, previously filed as Exhibit 10.17 to the 1994
            Annual Report, which is incorporated herein by reference.
10.14       Letter Agreement of Resignation dated January 17, 1997 by and between the
            Creditors' Committee and John Ortega II.
10.15       Letter Agreement of Resignation dated January 17, 1997 by and between the
            Creditors' Committee and Norman Abramson.
10.16       Employment Agreement dated as of February 13, 1997 by and between the Company and
            Barry Herman.

Other Material Contracts

10.17       Standard Industrial Lease-Net dated March 25, 1988, between the Company and
            DeAngelo Ortega Partnership No. 8 (included as part of this lease are the following related documents: Addendum to Lease dated March 25, 1988, between the Company and
            DeAngelo-Ortega Partnership No. 8; and Lease Modification and Option Agreement
            dated March 25, 1988, between the Company and DeAngelo-Ortega Partnership No. 8), previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for
            the fiscal year ended January 30, 1988, filed with the Commission on April 28, 1988
            (File No. 0-12203) (the "1987 Annual Report"), which is incorporated herein by reference (5325 East Hunter Avenue, Anaheim, California).
10.18       First Amendment to Lease Modification and Option Agreement, dated September 20,
            1989, between the Company and DeAngelo-Ortega Partnership No. 8, previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1990, filed with the Commission on April 27, 1990 (File No.
            0-12203) (the "1989 Annual Report"), which is incorporated herein by reference.
10.19       Second Amendment to Lease Modification and Option Agreement, dated June 28, 1990, between the Company and DeAngelo-Ortega Partnership No. 8, previously filed as
            Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended
            January 26, 1991 (File No. 0-12203), which is incorporated herein by reference.
10.20       Assumption of First Amendment to Lease, dated August 1, 1996 by and among Raymond
            DeAngelo, August DeAngelo and Michael P. DeAngelo, collectively, as Lessor, and MRJ
            Industries, Inc., as Lessee, previously filed as Exhibit 10.4 to the Company's
            Quarterly Report on Form 10-Q for the quarterly period ended October 26, 1996, filed with the Commission on December 16, 1996 (File No. 0-12203) (the "1996 Third
            Quarter 10-Q"), which is incorporated herein by reference.
10.21       Indemnification Agreement dated June 20, 1991 between the Company and Norman
            Abramson, previously filed as Exhibit 10.23 to the 1991 Annual Report, which is incorporated herein by reference.
10.22       Indemnification Agreement dated June 24, 1988 between the Company and Eric J.
            Boden, previously filed as Exhibit No. 10.18 to the Company's Annual Report on Form
            10-K for the fiscal year ended January 28, 1989, filed with the Commission on April
            26, 1989 (File No. 0-12203) (the "1988 Annual Report"), which is incorporated herein by reference.
10.23       Indemnification Agreement dated June 20, 1991 between the Company and Harvey A.
            Bookstein, previously filed as Exhibit 10.25 to the 1991 Annual Report, which is incorporated herein by reference.

EXHIBIT
  NO.
-------
10.24       Indemnification Agreement dated June 24, 1988 between the Company and P. Bruce
            Cumming, previously filed as Exhibit No. 10.20 to the 1988 Annual Report, which is incorporated herein by reference.
10.25       Indemnification Agreement dated June 20, 1991 between the Company and Jeffrey R.
            Dake, previously filed as Exhibit 10.27 to the 1991 Annual Report, which is incorporated herein by reference.
10.26       Indemnification Agreement dated June 20, 1991 between the Company and August
            DeAngelo, previously filed as Exhibit 10.28 to the 1991 Annual Report, which is incorporated herein by reference.
10.27       Indemnification Agreement dated June 20, 1991 between the Company and Michael P.
            DeAngelo, previously filed as Exhibit 10.29 to the 1991 Annual Report, which is incorporated herein by reference.
10.28       Indemnification Agreement dated June 20, 1991 between the Company and Raymond A.
            DeAngelo, previously filed as Exhibit 10.30 to the 1991 Annual Report, which is incorporated herein by reference.
10.29       Indemnification Agreement dated December 19, 1992 between the Company and Herman D.
            Epstein, previously filed as Exhibit 10.34 to the 1993 Annual Report, which is incorporated herein by reference.
10.30       Indemnification Agreement dated June 20, 1991 between the Company and Mallory
            Factor, previously filed as Exhibit 10.31 to the 1991 Annual Report, which is incorporated herein by reference.
10.31       Indemnification Agreement dated June 20, 1991 between the Company and George Foos, previously filed as Exhibit 10.32 to the 1991 Annual Report, which is incorporated herein by reference.
10.32       Indemnification Agreement dated July 15, 1991 between the Company and Barry
            Grosser, previously filed as Exhibit 10.33 to the 1991 Annual Report, which is incorporated herein by reference.
10.33       Indemnification Agreement dated June 20, 1991 between the Company and John Ortega
            II, previously filed as Exhibit 10.35 to the 1991 Annual Report, which is incorporated herein by reference.
10.34       Indemnification Agreement dated June 20, 1991 between the Company and Douglas L.
            Pereira, previously filed as Exhibit 10.36 to the 1991 Annual Report, which is incorporated herein by reference.
10.35       Indemnification Agreement dated June 20, 1991 between the Company and David A.
            Sejpal, previously filed as Exhibit 10.37 to the 1991 Annual Report, which is incorporated herein by reference.
10.36       Indemnification Agreement dated as of March 1, 1995 between the Company and Lynne
            Sperling, previously filed as Exhibit No. 10.41 to the 1994 Annual Report, which is incorporated herein by reference.
10.37       Indemnification Agreement dated September 22, 1995 between the Company and Charles
            Castaneda, previously filed as Exhibit 10.38 to the Company's Annual Report on Form
            10-K for the fiscal year ended January 27, 1996 (File No. 0-12203) (the "1995
            Annual Report"), which is incorporated herein by reference.
10.38       Amended and Restated Indemnification Agreement dated January 17, 1997 between the
            Company and Douglas L. Pereira.
10.39       Indemnification Agreement dated January 17, 1997 between the Company and Robert
            Klausner.

EXHIBIT
  NO.
-------
10.40       Indemnification Agreement dated January 17, 1997 between the Company and Barry
            Herman.
10.41       Indemnification Agreement dated January 17, 1997 between the Company and Sona A.
            McGrath.
10.42       Master Lease Purchase Agreement, dated April 29, 1993 between Metlife Capital
            Corporation, as Lessor, and the Company, as Lessee relating to Point of Sale
            Equipment and Scanners, previously filed as Exhibit 10.44 to the 1993 Annual
            Report, which is incorporated herein by reference.
10.43       Lease Agreement, dated December 11, 1990, between Matrix Funding Corporation, who subsequently assigned all of its right, title and interest under the Lease to
            General Electric Capital Corporation, as Lessor, and the Company, as Lessee,
            together with (i) Schedule No. 1 to Lease Agreement, dated December 11, 1990 and amended March 6, 1992 and August 19, 1993, and related Sale and Leaseback Agreement dated December 11, 1990; (ii) Schedule No. 2 to Lease Agreement, dated March 22,
            1991 and amended March 6, 1992 and August 19, 1993, and related Sale and Leaseback
            Agreement dated March 22, 1991; (iii) Schedule No. 3 to Lease Agreement, dated
            March 16, 1992 and amended March 16, 1992 and August 19, 1993 and related Sale and
            Leaseback Agreement; and (iv) Schedule No. 4 dated August 20, 1993, and related
            Sale and Leaseback Agreement, relating to Point of Sale Equipment and Scanners and
            IBM 'LIC' DiskArray Subsystems with 970 ME Disk Drives, previously filed as Exhibit
            10.45 to the 1993 Annual Report, which is incorporated herein by reference.
10.44       Credit Agreement dated February 28, 1995 between Clothestime Stores, Inc., Wells
            Fargo Bank, N.A. and Union Bank, previously filed as Exhibit 10.45 to the 1994
            Annual Report, which is incorporated herein by reference.
10.45       Waiver and Amendment Agreement dated April 27, 1995 by and among the Company, each of the subsidiaries of the Company, Wells Fargo Bank, N.A. and Union Bank,
            previously filed as Exhibit 10.46 to the 1994 Annual Report, which is incorporated herein by reference.
10.46       Security Agreement dated February 28, 1995 between the Company and Wells Fargo
            Bank, N.A., previously filed as Exhibit 10.47 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed
            Exhibit 10.47 identifies additional parties to separate Security Agreements dated
            February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Security Agreement filed as Exhibit
            10.47.
10.47       Guaranty dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.48 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed Exhibit 10.48 identifies additional parties to separate Guaranties dated February 28, 1995 with
            Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Guaranty filed as Exhibit 10.48.
10.48       Pledge Agreement dated February 28, 1995 between Clothestime Stores, Inc. and Wells
            Fargo Bank, N.A., previously filed as Exhibit 10.49 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed Exhibit 10.49 identifies additional parties to separate Pledge Agreements dated February 28, 1995 with Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Pledge Agreement filed as Exhibit 10.49.
10.49       Warrant Agreement dated February 28, 1995 between the Company and Wells Fargo Bank,
            N.A., previously filed as Exhibit 10.50 to the 1994 Annual Report, which is incorporated herein by reference.
10.50       Warrant Agreement dated February 28, 1995 between the Company and Union Bank, previously filed as Exhibit 10.51 to the 1994 Annual Report, which is incorporated herein by reference.

EXHIBIT
  NO.
-------
10.51       Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated
            February 28, 1995 between Clothestime Stores, Inc., American Securities Company and
            Wells Fargo Bank, N.A., previously filed as Exhibit 10.52 to the 1994 Annual
            Report, which is incorporated herein by reference.
10.52       $1.4 Million Loan Agreement dated February 28, 1995 between Clothestime Stores,
            Inc. and Wells Fargo Bank, N.A., previously filed as Exhibit 10.53 to the 1994
            Annual Report, which is incorporated herein by reference.
10.53       Guaranty dated February 28, 1995 between the Company and Wells Fargo Bank, N.A., previously filed as Exhibit 10.54 to the 1994 Annual Report, which is incorporated herein by reference. A Schedule attached to the previously filed Exhibit 10.54 identifies additional parties to separate Guaranties dated February 28, 1995 with
            Wells Fargo Bank, N.A., each of which is substantially identical in all material respects to the Guaranty filed as Exhibit 10.54.
10.54       Deed of Trust with Assignment of Rents dated as of February 28, 1995 between
            Clothestime Stores, Inc., American Securities Company and Wells Fargo Bank, N.A.,
            previously filed as Exhibit 10.55 to the 1994 Annual Report, which is incorporated herein by reference.
10.55       Master Lease Agreement, dated November 16, 1994, as amended, between Clothestime
            Stores, Inc. and USL Capital Corporation, previously filed as Exhibit 10.57 to the
            1994 Annual Report, which is incorporated herein by reference.
10.56       Guaranty, dated November 17, 1994, between the Company and USL Capital Corporation, previously filed as Exhibit 10.58 to the 1994 Annual Report, which is incorporated herein by reference.
10.57       Financing Agreement, dated December 28, 1995, by and among The CIT Group/Business
            Credit, Inc., as lender, and Clothestime Stores, Inc., as borrower, and the
            Company, MRJ Industries, Inc., Clothestime Investment, Inc., Clothestime
            International, Inc. and Clothestime Acquisition Corporation, as guarantors, previously filed as Exhibit 10.55 to the 1995 Annual Report, which is incorporated herein by reference.
10.58       Guaranty, dated December 28, 1995, made by the Company, MRJ Industries, Inc.,
            Clothestime Investment, Inc., Clothestime International, Inc. and Clothestime
            Acquisition Corporation in favor of The CIT Group/Business Credit, Inc., previously filed as Exhibit 10.56 to the 1995 Annual Report, which is incorporated herein by reference.
10.59       Amendment to Financing Agreement, dated as of August 1, 1996, by and between CIT
            Group/Business Credit, Inc., as Lender, and Clothestime Stores, Inc., as Borrower,
            previously filed as Exhibit 10.1 to the 1996 Third Quarter 10-Q, which is incorporated herein by reference.
10.60       Amendment to Financing Agreement, dated as of October 1, 1996, by and between The
            CIT Group/Business Credit, Inc., as Lender, and Clothestime Stores, Inc., as
            Borrower, previously filed as Exhibit 10.2 to the 1996 Third Quarter 10-Q, which is incorporated herein by reference.
10.61       Agreement, dated as of November 11, 1996, by and among Financo, Inc., as financial advisor, The Clothestime, Inc. and the Creditors' Committee for The Clothestime,
            Inc., previously filed as Exhibit 10.3 to the 1996 Third Quarter 10-Q, which is incorporated herein by reference.
10.62       Limited Waiver, dated March 7, 1997, by and between The CIT Group/Business Credit,
            Inc., as Lender, and Clothestime Stores, Inc., as Borrower.
10.63       Limited Waiver, dated April 15, 1997, by and between The CIT Group/Business Credit,
            Inc., as Lender, and Clothestime Stores, Inc., as Borrower.
21          Subsidiaries of The Clothestime, Inc.
23          Consent of KPMG Peat Marwick LLP, independent certified public accountants.
27          Financial Data Schedule.