Form 10-Q
period 1997-04-26
CLOTHESTIME INC
filed 1997-06-10
CIK 727739

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: APRIL 26, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: As of May 30, 1997, 14,198,241 shares of the issuer's common stock, $.001 par value per share, were outstanding.

                                             This Form 10-Q consists of 22 Pages

================================================================================

                               INDEX TO FORM 10-Q

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets -- April 26, 1997 and January 25,
            1997......................................................................    3
          Condensed Consolidated Statements of Operations -- Thirteen weeks ended
            April 26, 1997 and April 27, 1996.........................................    4
          Condensed Consolidated Statements of Cash Flows -- Thirteen weeks ended
            April 26, 1997 and April 27, 1996.........................................    5
          Notes to Condensed Consolidated Financial Statements (Unaudited) -- April
            26, 1997..................................................................    6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................   11

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................................   16
Item 5.   Other Information...........................................................   18
Item 6.   Exhibits and Reports on Form 8-K............................................   19

SIGNATURES............................................................................   20

EXHIBIT INDEX.........................................................................   21

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   APRIL 26,       JANUARY 25,
                                                                      1997             1997
                                                                  ------------     ------------
ASSETS
Current Assets
Cash, including restricted cash of $2,737,500 at April 26,
  1997..........................................................  $ 11,864,224     $ 20,695,409
Marketable securities available-for-sale, net of allowances of
  $123,325 and $80,734..........................................     3,100,076        3,142,667
Merchandise inventories.........................................    17,186,396        9,292,338
Prepaid expenses and other current assets.......................     2,527,935        2,044,527
Deferred income taxes...........................................        16,106           16,106
                                                                  ------------     ------------
          Total Current Assets..................................    34,694,737       35,191,047
Property, plant and equipment -- on the basis of cost...........    47,378,419       48,479,461
  Less: accumulated depreciation and amortization...............   (33,232,841)     (32,643,684)
                                                                  ------------     ------------
Net property, plant and equipment...............................    14,145,578       15,835,777
Other assets....................................................       378,999          287,648
                                                                  ------------     ------------
          Total Assets..........................................  $ 49,219,314     $ 51,314,472
                                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable................................................  $  3,631,582     $  4,203,060
Accrued sales taxes.............................................     1,745,387        1,657,311
Accrued payroll and related taxes...............................     3,108,733        3,551,300
Other accrued liabilities.......................................    11,523,916        9,911,517
Income taxes payable............................................     1,716,245        1,716,043
                                                                  ------------     ------------
          Total Current Liabilities.............................    21,725,863       21,039,231

LONG-TERM LIABILITIES
Long-term debt..................................................       765,059          630,000
Deferred income taxes...........................................        16,106           16,106
                                                                  ------------     ------------
          Total Long-term Liabilities...........................       781,165          646,106
Liabilities Subject To Compromise...............................    53,531,855       53,025,675

SHAREHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.001 par value, authorized 50,000,000 shares,
  issued and outstanding 14,198,241 shares......................        14,763           14,763
Additional paid-in capital......................................    10,861,514       10,861,514
Retained earnings (accumulated deficit).........................   (32,722,306)     (29,341,868)
Less: Treasury stock, 565,000 shares at cost....................    (4,850,215)      (4,850,215)
Securities valuation allowance..................................      (123,325)         (80,734)
                                                                  ------------     ------------
          Total Shareholders' Equity (Deficiency)...............   (26,819,569)     (23,396,540)
                                                                  ------------     ------------
Total Liabilities and Shareholders' Equity (Deficiency).........  $ 49,219,314     $ 51,314,472
                                                                  ============     ============

          See Notes to the Condensed Consolidated Financial Statements

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       THIRTEEN WEEKS ENDED
                                                                    ---------------------------
                                                                     APRIL 26,       APRIL 27,
                                                                       1997            1996
                                                                    -----------     -----------
REVENUES:
Net sales.........................................................  $42,481,608     $43,666,981
Interest and other income.........................................       59,978          80,770
                                                                    -----------     -----------
Total Revenues....................................................   42,541,586      43,747,751
                                                                    -----------     -----------

COSTS AND EXPENSES:
Cost of sales, including buying and distribution and occupancy
  costs...........................................................   30,307,167      29,719,180
Selling, general and administrative expenses......................   13,867,477      18,411,485
Loss on disposal of property, plant and equipment.................      177,196              --
Interest expense..................................................       24,263          77,630
                                                                    -----------     -----------
Total Costs and Expenses..........................................   44,376,103      48,208,295
                                                                    -----------     -----------
LOSS BEFORE REORGANIZATION COSTS AND INCOME TAXES.................   (1,834,517)     (4,460,544)
Reorganization costs..............................................    1,545,921       1,391,236
                                                                    -----------     -----------
LOSS BEFORE INCOME TAXES..........................................   (3,380,438)     (5,851,780)
Benefit for income taxes..........................................           --              --
                                                                    -----------     -----------
NET LOSS..........................................................  $(3,380,438)    $(5,851,780)
                                                                    ===========     ===========
LOSS PER SHARE....................................................  $     (0.24)    $     (0.41)
                                                                    ===========     ===========
Weighted average number of common shares outstanding..............   14,198,241      14,198,241
                                                                    ===========     ===========

          See Notes to the Condensed Consolidated Financial Statements

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      THIRTEEN WEEKS ENDED
                                                                  -----------------------------
                                                                   APRIL 26,        APRIL 27,
                                                                      1997             1996
                                                                  ------------     ------------
OPERATING ACTIVITIES:
Net loss........................................................  $ (3,380,438)    $ (5,851,780)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash reorganization costs...................................       436,997          131,476
Depreciation and amortization...................................     1,307,260        1,664,439
Loss on disposal of property, plant and equipment...............       177,196               --

Changes in operating assets and liabilities:
  Increase in merchandise inventories...........................    (7,894,058)     (15,589,551)
  Increase in prepaid expenses and other assets.................      (574,759)        (221,334)
  Increase (decrease) in accounts payable.......................       (33,852)       4,428,442
  Decrease in accrued payroll and related taxes.................      (442,365)        (550,753)
  Increase (decrease) in accrued sales tax and other accrued
     liabilities................................................     1,609,884         (107,567)
                                                                  ------------     ------------
Net cash used in operating activities...........................    (8,794,135)     (16,096,628)
                                                                  ------------     ------------
INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment.............        71,867               --
Purchases of property, plant and equipment......................       (22,050)         (45,455)
                                                                  ------------     ------------
Net cash provided by (used in) investing activities.............        49,817          (45,455)
                                                                  ------------     ------------
FINANCING ACTIVITIES:
Net repayments under revolving credit facility..................       (71,867)        (208,436)
Principal payments under long-term debt.........................       (15,000)              --
                                                                  ------------     ------------
Net cash used in financing activities...........................       (86,867)        (208,436)
                                                                  ------------     ------------
DECREASE IN CASH................................................    (8,831,185)     (16,350,519)
Cash at beginning of year.......................................    20,695,409       34,477,823
                                                                  ------------     ------------
Cash at end of quarter..........................................  $ 11,864,224     $ 18,127,304
                                                                  ============     ============

          See Notes to the Condensed Consolidated Financial Statements

                             THE CLOTHESTIME, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 26, 1997

NOTE A -- REORGANIZATION AND BASIS OF REPORTING

     On December 8, 1995, (the "Petition Date"), The Clothestime, Inc. ("Clothestime") and five of its subsidiaries, MRJ Industries, Inc. ("MRJ"), Clothestime Stores, Inc. ("Stores"), Clothestime Investment, Inc., Clothestime Acquisition Corporation and Clothestime International, Inc. (collectively, the "Debtors") commenced reorganization cases (the "Bankruptcy Cases" or the "Reorganization Cases") by filing voluntary petitions for relief under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the "Bankruptcy Court"). Unless otherwise referenced, the defined term "Company" shall apply to Clothestime and its consolidated group of subsidiaries, except that references to the Company in connection with any disclosure relating to the Debtors' chapter 11 cases refer solely to the Debtors and excludes Clothestime Insurance Company (Clothestime's captive insurance company subsidiary).

     The Debtors decided to seek bankruptcy protection after an extensive review of the then current retail environment and the Debtors' operations. Management of each of the respective companies determined that filing the chapter 11 petitions would allow the Debtors the needed time and flexibility to restructure their respective operations.

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

     Liabilities subject to compromise in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of April 26, 1997 and January 25, 1997, subject to adjustment in the reorganization process (see Note
C). Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. As a general matter, the treatment of these liabilities will be determined as a part of the formulation and confirmation of a plan of reorganization.

     The accompanying condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying consolidated financial statements, which do not give effect to adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, compliance with the debtor in possession financing agreement (see Note B), and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations.

     On March 21, 1997, the Debtors filed a joint plan of reorganization and related disclosure statement with the Bankruptcy Court; and on May 5, 1997, the Debtors filed an amended plan and disclosure statement. The plan of reorganization and disclosure statement filed by the Debtors, each as amended from time to time, are referred to herein as the "Plan" and the "Disclosure Statement." The Debtors are currently negotiating the terms of a consensual plan of reorganization with the Official Committee of Unsecured Creditors in the

                             THE CLOTHESTIME, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

Bankruptcy Cases (the "Creditors' Committee"), the largest prepetition creditors and other creditors. The Debtors anticipate filing an amendment to the plan and disclosure statement currently on file with the Bankruptcy Court to reflect the results of such negotiations, and a hearing to approve the Disclosure Statement is currently scheduled for June 30, 1997. A number of steps must take place before the Plan can be approved and consummated. The Bankruptcy Court must approve the Disclosure Statement, creditors must vote whether to accept or reject the Plan, and the Bankruptcy Court must confirm the Plan. The confirmation and effectiveness of the Plan will be subject to a number of conditions precedent. In addition, John Ortega ("Ortega"), a former executive of the Company, has also filed a plan of reorganization for the Debtors, and other parties have the right to file a plan or plans of reorganization. See Part II,
Item 1. Legal Proceedings, herein. Given these uncertainties, there can be no assurance whether the Plan will be approved by creditors or confirmed by the Bankruptcy Court, when or whether the Plan will become effective or whether an alternative plan or plans of reorganization for the Debtors will be confirmed and become effective. Under the Plan or the plan proposed by Ortega, existing stockholders would receive no distributions, and their stock would be canceled.

     The principal business of the Company is the retail sale of junior size women's clothing. As of April 26, 1997, the Company operated stores in 17 states and Puerto Rico, with a large concentration of stores in California, Florida and Texas.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of The Clothestime, Inc. and its consolidated group of subsidiaries, MRJ, Stores, Clothestime Insurance Company, Clothestime International, Inc., Clothestime Investment, Inc. and Clothestime Acquisition Corporation. All material intercompany balances and transactions have been eliminated in consolidation. The operating results for the thirteen week period ended April 26, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998 ("Fiscal 1997"). For further information, refer to the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended January 25, 1997 ("Fiscal 1996").

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share, and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement will be effective beginning in the Company's fourth quarter ended January 31, 1998, and accordingly, the financial statements for such quarter will include a restatement of historical earnings per share to conform to the requirements of SFAS No. 128. Management does not expect that the presentation required by SFAS No. 128 to differ materially from the current presentation of earnings per share.

NOTE B -- DEBTOR IN POSSESSION FINANCING

     The Company, through Stores, has a financing agreement with The CIT Group/Business Credit, Inc. (the "DIP Lender" or "CIT")) for debtor in possession financing (the "DIP Facility"). At April 26, 1997, the agreement provided for revolving loans to be made up to the lesser of (a) $25 million or
(b) the lesser of

                             THE CLOTHESTIME, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

(i) sixty percent (60%) of eligible inventory valued on a cost basis and (ii) thirty-six and one half percent (36.5%) of eligible inventory valued on a retail basis, subject to adjustment. The revolving line of credit may be in the form of letters of credit determined as provided under the agreement.

     Cash borrowings bear interest at a reference rate plus one half percent (0.5%) per annum or, at the request of Stores, the London Interbank Rate plus two and one half percent (2.5%). The agreement calls for a loan facility fee of $250,000, a semi-annual inventory management fee of $30,000, an unused line fee of 3/8% per annum and a letter of credit fee of 1% per annum. As of April 26, 1997, the Company had not used the direct borrowing capacity on the line and had outstanding letters of credit in the amount of $5.1 million.

     The agreement contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization ("EBITDA"), the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. In addition, the DIP Lender required a negative pledge on Stores' merchandise inventories and proceeds. The Company was in compliance with or had obtained waivers for all such covenants as of April 26, 1997. Pursuant to a provision of the DIP Facility, in March 1997, the Company provided $2.7 million in cash collateral to CIT representing 75% of the maximum potential liability under certain outstanding letters of credit. The $2.7 million in cash collateral is classified as restricted cash in the accompanying condensed consolidated balance sheets as of April 26, 1997. The term of the DIP Facility is the earlier of December 8, 1997 or the effective date of the Debtors' confirmed plan of reorganization, subject to earlier termination.

     Cash borrowings and letters of credit issued under the agreement have been granted super priority status by the Bankruptcy Court over all obligations except certain administrative expenses, as defined in the agreement.

NOTE C -- LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date. These liabilities were transferred from their respective prepetition balance sheet accounts to liabilities subject to compromise and have been treated as noncash items in the accompanying consolidated statements of cash flows as of April 26, 1997 and April 27, 1996. Certain prepetition liabilities have been approved by the Bankruptcy Court for payment and to the extent not paid, were included in accrued expenses and other payables. Liabilities subject to compromise are summarized as follows:

                                                                 APRIL 26,      JANUARY 25,
                                                                   1997            1997
                                                                -----------     -----------
    Revolving credit facility debt............................  $18,829,538     $18,901,405
    Secured note payable to Wells Fargo Bank..................    1,358,000       1,358,000
    Capital lease obligation..................................      345,222         345,222
    Accounts payable, trade...................................   12,563,565      12,175,998
    Estimated lease rejection claims..........................   16,650,020      16,368,949
    Other payables and accrued expenses.......................    3,785,510       3,876,101
                                                                -----------     -----------
                                                                $53,531,855     $53,025,675
                                                                ===========     ===========

     Prior to the Petition Date, the revolving credit facility debt bore interest at the bank's prime rate plus 1% and was due February 1, 1997. The banks assert a security interest in substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. The note payable to Wells Fargo Bank, N.A. ("Wells") is secured by an office/warehouse building and underlying real property that the Company

                             THE CLOTHESTIME, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

used to house a portion of its administrative offices and warehouse facilities. The note bears interest based on LIBOR plus 1.5% and was due March 1, 2005. The interest rates described above do not consider interest rates that may be applicable in the event of default. The office/warehouse building and underlying real property is also security for the revolving credit facility debt. On April 14, 1997, Stores agreed to sell the office/warehouse building and the underlying real property to an unaffiliated third party for approximately $2.7 million. The closing of the sale is subject to a number of conditions, including approval of the Bankruptcy Court. On June 5, 1997, the Company filed a motion with the Bankruptcy Court seeking approval of the sale and the payment of the net proceeds to Wells in full payment of its secured note and to the Banks (hereinafter defined) to reduce the revolving credit facility debt. The hearing on this motion is scheduled for June 26, 1997.

     On April 2, 1997, the Bankruptcy Court granted the motion of Wells, individually and as agent for itself and Union Bank of California, N.A. ("Union"), seeking relief from the automatic stay established under section 362 of the Bankruptcy Code and authorized Wells and Union (collectively, the "Banks") to execute upon their security interests in (a) a New York State Dormitory Authority Revenue Bond in the face amount of $2.0 million and interest thereon and (b) restricted cash in the amount of $253,916 (plus accrued interest) (the "Restricted Cash"), consisting of the excess net proceeds of the Debtors' sale of certain limited partnership interests. In May 1997, Wells, as agent, sold the bond and applied the proceeds and related interest ($2.3 million) and the Restricted Cash to reduce the Company's obligations to the Banks under the revolving credit facility.

     The Company will continue to negotiate with creditors to reconcile claims filed with the Bankruptcy Court to the Company's financial records. The additional liability arising from this reconciliation process, if any, is not subject to reasonable estimation. As a result, no provision has been recorded for these possible claims. The Company will recognize the additional liability, if any, as the amounts become subject to reasonable estimation. Additional bankruptcy claims and prepetition liabilities may arise from the rejection of executory contracts and unexpired leases, resolution of contingent and unliquidated claims and the settlement of disputed claims. A plan of reorganization ultimately approved by the Company's impaired prepetition creditors and confirmed by the Bankruptcy Court may materially change the amounts and terms of prepetition liabilities. Consequently, the amounts included in the condensed consolidated balance sheets as liabilities subject to compromise will be subject to future adjustment.

     Liabilities subject to compromise includes estimated lease rejection claims that will arise from the closing of stores planned for the second quarter of Fiscal 1997. See Part II, Item 1. Legal Proceedings, herein.

     In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company is not required to record interest during chapter 11 proceedings on unsecured or undersecured prepetition debt. Interest expense on certain secured debt will continue to be accrued but is subject to settlement. No determination has been made regarding the value of the property interests that secure certain debt and, consequently, whether interest thereon will be paid. Contractual interest (computed without regard to default rates of interest) exceeds interest expense recorded in the accompanying condensed consolidated statements of operations for the thirteen week period ended April 26, 1997 and April 27, 1996 by approximately $446,000 and $364,000, respectively.

                             THE CLOTHESTIME, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE D -- REORGANIZATION COSTS

     Reorganization costs recorded in the first quarter of Fiscal 1997 and the first quarter of Fiscal 1996 consisted of:

                                                                  APRIL 26,      APRIL 27,
                                                                     1997           1996
                                                                  ----------     ----------
    Professional fees...........................................  $1,180,130     $1,496,860
    Estimated store lease rejection claims net of proceeds from
      lease sales...............................................     198,979        (41,253)
    Write-off of leasehold improvements and fixtures associated
      with store closures, net of proceeds......................     114,251        (76,960)
    Interest income.............................................    (155,242)      (234,718)
    Other.......................................................     207,803        247,307
                                                                  ----------     ----------
                                                                  $1,545,921     $1,391,236
                                                                  ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHAPTER 11 REORGANIZATION

     On December 8, 1995, The Clothestime, Inc. ("Clothestime") and five of its subsidiaries (collectively, the "Debtors") commenced reorganization cases by filing voluntary petitions for relief under chapter 11, title 11 of the United States Code in the United States Bankruptcy Court for the Central District of California, Santa Ana Division (the "Bankruptcy Court"). See "Liquidity and Capital Resources" below.

     The Company decided to seek bankruptcy protection after an extensive review of the then current retail environment and the Company's operations. Management determined that filing the chapter 11 petitions would allow the Company the needed time and flexibility to restructure its operations. Unless otherwise referenced, the defined term "Company" shall apply to Clothestime and its consolidated group of subsidiaries, except that references to the Company in connection with any disclosure relating to the Debtors' chapter 11 cases refers solely to the Debtors and excludes Clothestime Insurance Company, Clothestime's captive insurance company subsidiary.

     For further information regarding the Company's chapter 11 cases and the filing of the Debtors' plan of reorganization, see Part II, Item 1. Legal Proceedings, herein.

CONSOLIDATED RESULTS OF OPERATIONS

     The condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the chapter 11 filing and circumstances relating to this event, realization of assets and satisfaction of liabilities is subject to uncertainty. A plan of reorganization could materially change the amounts reported in the accompanying condensed consolidated financial statements, which do not give effect to all adjustments to the carrying values of assets and liabilities which may be necessary as a consequence of the confirmation and implementation of a plan of reorganization. The ability of the Company to continue as a going concern is dependent on, among other things, confirmation of an acceptable plan of reorganization, future profitable operations, compliance with the debtor in possession financing agreement and the ability to generate sufficient cash from operations and obtain financing sources to meet future obligations.

     The following table sets forth certain items in the consolidated statements of operations as a percentage of total revenues for the thirteen week periods ended April 26, 1997 and April 27, 1996.

                                                                         THIRTEEN WEEKS ENDED
                                                                        -----------------------
                                                                        APRIL 26,     APRIL 27,
                                                                          1997          1996
                                                                        ---------     ---------
    Total revenues....................................................    100.0%        100.0%
    Cost of sales, including buying and distribution and occupancy
      costs...........................................................     71.2          67.9
    Selling, general and administrative expenses......................     32.6          42.1
    Loss on disposal of property, plant and equipment.................      0.4            --
    Interest expense..................................................      0.1           0.2
                                                                          -----         -----
    Loss before reorganization costs and income taxes.................     (4.3)        (10.2)
    Reorganization costs..............................................      3.6           3.2
                                                                          -----         -----
    Loss before income taxes..........................................     (7.9)        (13.4)
    Benefit for income taxes..........................................       --            --
                                                                          -----         -----
    Net loss..........................................................     (7.9)%       (13.4)%
                                                                          =====         =====

  Net Sales

     Net sales decreased 3% in the first quarter of Fiscal 1997 to $42.5 million compared to $43.7 million in the first quarter of Fiscal 1996. The decrease in net sales is primarily due to the Company ending the first quarter of Fiscal 1997 with 69 fewer stores than at the end of the comparable period in Fiscal 1996. Comparable store sales (stores in operation for at least 15 months) increased by 13% in the first quarter of

Fiscal 1997 as compared with the first quarter of Fiscal 1996. Management attributes this increase in comparable store sales to more timely receipt of merchandise shipments and better inventory management.

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

     As is the case for most clothing retailers, abnormal seasonal weather also may affect sales because the seasonal merchandise then in the stores may not correspond to the abnormal weather. In addition, since most of the Company's stores are located in non-enclosed retail locations, as opposed to enclosed malls, the Company's sales can be adversely affected by abnormal rain or other inclement weather. There was no evidence of adverse weather affecting sales during the first quarter of Fiscal 1997.

  Interest and Other Income and Interest Expense

     Interest and other income decreased to $60 thousand in the first quarter of Fiscal 1997, compared to $81 thousand in the first quarter of Fiscal 1996 as a result of a lower invested cash balance.

     Interest expense decreased to $24 thousand in the first quarter of Fiscal 1997, compared to $78 thousand in the first quarter of Fiscal 1996. This decrease is attributable to payments made by the Company in Fiscal 1996 on certain secured indebtedness pursuant to orders of the Bankruptcy Court. In the first quarter of Fiscal 1997 and Fiscal 1996, approximately $446 thousand and $364 thousand, respectively, of contractual interest expense was not recorded as a result of the chapter 11 filing. See Note C to the Condensed Consolidated Financial Statements.

  Cost of Sales

     Cost of sales as a percentage of total revenues increased to 71.2% in the first quarter of Fiscal 1997 as compared with 67.9% in the first quarter of Fiscal 1996, primarily as a result of the Company taking more markdowns. Fewer markdowns were necessary in the first quarter of Fiscal 1996 as a result of the aggressive markdowns taken in the fourth quarter of Fiscal 1995 which cleared out Fall merchandise and the sharp decrease in new merchandise shipments in the first quarter of Fiscal 1996.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of total revenues decreased to 32.6% for the first quarter in Fiscal 1997 compared with 42.1% for the first quarter in Fiscal 1996. The overall decrease in expenses as a percentage of revenues in the current year was due to decreases in (i) advertising costs; (ii) store operations and supervisory payroll; (iii) store maintenance and depreciation; (iv) senior executive compensation and (v) lower rents. Advertising expenses were lower due to the elimination of television advertising. Store operations and supervisory payroll were lower for the quarter primarily as a result of obtaining the level of sales that the payroll plan called for as compared to the comparable quarter last year where sales did not reach planned levels. The Company ended the first quarter of Fiscal 1997 with 69 fewer stores than at the end of the comparable period in Fiscal 1996, resulting in the decline in store maintenance and depreciation expenses. The decrease in selling, general and administrative expenses as a percentage of total revenues in the first quarter of Fiscal 1997 was also attributable to the decrease in salary and related costs due to the resignation of two senior executive officers and the realization of renegotiated rents on store leases and the corporate headquarter's lease.

  Reorganization Costs

     Reorganization costs include all costs associated with the reorganization under chapter 11. During the first quarter of Fiscal 1997 and the first quarter of Fiscal 1996, the Company incurred reorganization costs of $1.5 million and $1.4 million, respectively, relating primarily to professional fees, estimated lease rejection claims, write-off of leasehold improvements and fixtures associated with store closures and certain other expenses. The Company anticipates that it will incur additional reorganization costs throughout its chapter 11 reorganization. See Note D to the Condensed Consolidated Financial Statements.

  Benefit for Income Taxes

     No income tax benefit has been recorded for the first quarter of Fiscal 1997 and the first quarter of Fiscal 1996 because the Company has exhausted its available net operating loss carrybacks permitted under the Federal and state tax codes. The benefit of net operating loss carryforwards will be reflected in future periods when it becomes more likely than not that the benefit will be realized.

  Net Loss and Loss Per Share

     Net loss and loss per share for the first quarter of Fiscal 1997 were $3.4 million and $0.24, respectively. This compared with net loss and loss per share of $5.9 million and $0.41, respectively, for the first quarter of Fiscal 1996. The decrease in net loss for Fiscal 1997 as compared to Fiscal 1996 was due principally to a decrease in selling, general and administrative expenses as a percentage of total revenues, referenced above.

LIQUIDITY AND CAPITAL RESOURCES

  Chapter 11 Filing

     As discussed previously, the Company and five of its subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code on December 8, 1995 (the "Petition Date"). Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. The ultimate terms of settlement of these claims will be determined in accordance with a plan of reorganization which requires the approval of the impaired prepetition creditors and confirmation by the Bankruptcy Court.

     Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except as approved by the Bankruptcy Court, principal and interest payments on prepetition debt have not been made since the Petition Date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. As a result, $53.5 million has been established as liabilities subject to compromise as of April 26, 1997. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. Included in the amount of liabilities subject to compromise are the estimated lease rejection claims for stores which the Debtors intend to close in the second quarter of Fiscal 1997. See Note C to the Condensed Consolidated Financial Statements and Part II, Item
1. Legal Proceedings, herein.

     The prohibition on payments of prepetition liabilities as a result of the chapter 11 filing and the receipt of income tax refunds in the second quarter of Fiscal 1996, partially offset by cash used in operating activities, enabled the Company to report $11.9 million in cash at April 26, 1997. Included in cash at April 26, 1997 is restricted cash of approximately $2.7 million which the Company provided to The CIT Group/Business

Credit, Inc. (the "DIP Lender" or "CIT") and approximately $532 thousand being held in segregated accounts for a prepetition lender pursuant to orders of the Bankruptcy Court. See Notes B and C to the Condensed Consolidated Financial Statements.

     Inherent in a successful plan of reorganization is a capital structure which permits the Company to generate sufficient cash flow after reorganization to meet its restructured obligations and fund the current obligations of the reorganized Company. Under the Bankruptcy Code, the rights of and ultimate payment to prepetition creditors may be substantially altered and, as to some classes, eliminated. See Part II, Item 1. Legal Proceedings, herein.

     Subsequent to the chapter 11 filing, the Company reached an agreement with CIT to provide debtor in possession financing (the "DIP Facility"). On December 28, 1995, the Debtors obtained preliminary Bankruptcy Court approval of, and on January 9, 1996, the Debtors obtained final Bankruptcy Court approval of, the DIP Facility. As amended, the DIP Facility provides for revolving loans to be made up to the lesser of (a) $25 million or (b) the lesser of (i) 60% of eligible inventory valued on a cost basis and (ii) 36.5% of eligible inventory valued on a retail basis, subject to adjustment. At April 26, 1997, the maximum availability under the DIP Facility as determined under the borrowing base was $9.6 million. The revolving line of credit may be in the form of letters of credit determined as provided under the amended DIP Facility. Cash borrowings bear interest at either a reference rate plus 0.5% or LIBOR plus 2.5%, at the option of the Company. The DIP Facility, as amended, contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization ("EBITDA"), the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. Pursuant to a provision of the DIP Facility, in March 1997, the Company provided $2.7 million in cash collateral to CIT representing 75% of the maximum potential liability under certain outstanding letters of credit.

     During the first quarter of Fiscal 1997, the Company had not used the direct borrowing capacity on the line. There were $5.1 million of letters of credit outstanding at April 26, 1997. The DIP Facility will terminate on the earlier of December 8, 1997 or the date of consummation of a plan of reorganization, subject to earlier termination. Pursuant to the amended DIP Facility and a related order issued by the Bankruptcy Court, cash borrowings and letters of credit issued under the DIP Facility have been granted superpriority status over all obligations except certain administrative expenses, as defined in such agreement. The DIP Facility agreement is more fully described in Note B to the Condensed Consolidated Financial Statements.

  General

     The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and pay professional and administrative fees in connection with its reorganization.

     Net cash used in operating activities was $8.8 million for the first quarter of Fiscal 1997 compared to $16.1 million for the first quarter of Fiscal 1996. The Company's cash used in operations was impacted by losses in the first quarter of Fiscal 1997 and an increase in merchandise inventories, partially offset by the add back of depreciation and amortization and non-cash charges representing non-cash reorganization costs. Merchandise inventories increased to $17.2 million at the end of the first quarter of Fiscal 1997 from $9.3 million at the end of Fiscal 1996. The increase in inventory for the first quarter of Fiscal 1997 can be attributed to seasonal inventory fluctuations.

     The Company has an indirect relationship with the factoring community which assists vendors of merchandise inventories in securing up-front payment (as opposed to payment terms from the Company directly) for goods shipped to the Company. Subsequent to the approval of the DIP Facility, most factors have been willing to extend credit for goods shipped to the Company. To the extent that
(i) cash provided from operating activities is inadequate to meet the Company's liquidity requirements, (ii) the factors require greater credit support and/or
(iii) manufacturers are less willing to deliver merchandise pursuant to payment terms, short and long-term liquidity will be adversely impacted.

     Prepaid expenses and other current assets increased $0.5 million from the end of Fiscal 1996 to the end of the first quarter of Fiscal 1997 due to an increase of $0.3 million in receivables due from insurers relating to the captive insurance and an increase of $0.2 million in store layaway receivables.

     Net property, plant and equipment decreased to $14.1 million at the end of the first quarter of Fiscal 1997, compared with $15.8 million at the end of Fiscal 1996. The decrease primarily resulted from disposals of leasehold improvements and furniture, fixtures and equipment associated with the closing of 5 store locations during the first quarter of Fiscal 1997.

     Accounts payable decreased to $3.6 million at the end of the first quarter of Fiscal 1997 from $4.2 million at the end of Fiscal 1996. The decrease in accounts payable resulted primarily from prepayments for purchase of merchandise inventories due to tighter credit terms experienced from the Company's merchandise vendor community. Management believes that tighter credit terms are a result of vendor uncertainty over the Company's continuing chapter 11 status. Accrued payroll and related taxes decreased from $3.6 million at the end of Fiscal 1996 to $3.1 million at the end of the first quarter of Fiscal 1997 primarily due to decreasing group health and payroll-related tax payments as a result of the Company's reduction in its store base and related personnel. Other accrued liabilities increased to $11.5 million at the end of the first quarter of Fiscal 1997 from $9.9 million at the end of Fiscal 1996. The increase resulted primarily from accrued professional fees relating to the Company's chapter 11 cases.

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

FORWARD-LOOKING STATEMENTS

     Included in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Report are certain forward-looking statements reflecting management's current expectations. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurance that a plan of reorganization will be confirmed and that the Company's financial goals will be realized prior or subsequent to such confirmation. In addition to uncertainties relating to confirmation of such plan of reorganization discussed in Part II, Item 1. Legal Proceedings, herein, numerous factors may affect the Company's actual financial results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the competition in the retail industry and in the women's specialty market segment, the general economic factors affecting consumer spending particularly in the geographic markets in which the Company competes, customer acceptance of the merchandise offered by the Company, pricing and other competitive factors. The Company cannot predict how these factors will be additionally impacted by the Company's chapter 11 filing. In addition, there are uncertainties inherent in the process of reconciling claims, rejecting and assuming executory contracts and unexpired leases, formulating and confirming a plan of reorganization and other events in the context of the Company's chapter 11 filing.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The following discussion provides general background information regarding developments in the Company's chapter 11 cases since January 25, 1997 through approximately June 6, 1997. For additional information regarding the Company's chapter 11 cases reference should be made to the Company's annual report on Form 10-K for the fiscal year ended January 25, 1997, Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation herein and the Notes to the Condensed Consolidated Financial Statements herein. In addition, copies of documents filed with the Bankruptcy Court and the U.S. Trustee may be obtained, upon request, from CPT Group, Inc. ("CPT"), 1151 Dove Street, Suite 170, Newport Beach, California 92660, (714) 852-8240; however, the requesting party will be charged a fee by CPT. The discussion presented in this Report regarding developments in the Company's chapter 11 proceeding are not intended to be exhaustive summaries and are qualified in their entirety by references to the actual documents filed with the Bankruptcy Court and the U.S. Trustee.

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

     The Company has the right, subject to the approval of the Bankruptcy Court, under relevant provisions of the Bankruptcy Code, to assume or reject executory contracts and unexpired leases, including real property leases. Certain parties to such executory contracts and unexpired leases with the Company, including parties to such real property leases, may file motions with the Bankruptcy Court seeking to require the Company to assume or reject those contracts or leases. In this context, "assumption" requires that the Company cure, or provide adequate assurance that it will cure, all existing defaults under the contract or lease and provide adequate assurance of future performance under the relevant provisions of the Bankruptcy Code; and "rejection" means that the Company is relieved from its obligations to perform further under the contract or lease.

     Rejection of an executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach, which claims shall be allowed or disallowed as if such claim had arisen before the date of the filing of the petition. By order of the Bankruptcy Court, effective as of February 5, 1996, the Debtors obtained an extension of the period within which to assume or reject nonresidential real property leases through and including the confirmation date of a plan or plans of reorganization except for leases of certain objecting landlords (the "Objection Leases"). With respect to the Objection Leases, the Bankruptcy Court has extended through and including July 31, 1997, the period within which the Debtors may elect to assume or reject 15 of the Objection Leases, and through August 31, 1997, the period within which the Debtors may elect to assume or reject the remaining nine Objection Leases. Since the Petition Date and as of June 6, 1997, the Company had rejected 190 retail store leases.

     On June 5, 1997, the Company filed a motion seeking authority from the Bankruptcy Court to close 58 underperforming retail stores (the "Closed Stores") and to retain a liquidation consultant to conduct store closing sales at these locations. The Company intends to market certain of the leases for the Closed Stores, will reject the leases for Closed Stores that are not marketed successfully and file a motion to assume and assign any leases for Closed Stores that are marketed successfully. The motion for approval of the store closings and related relief is scheduled to be heard by the Bankruptcy Court on June 26, 1997.

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

     By order entered April 28, 1997, the Bankruptcy Court approved the compromise and settlement of the claims by and against Mr. Abramson described in the immediately preceding paragraph, and the severance payment was made in May 1997. The Debtors, the Creditors' Committee and Mr. Ortega have been negotiating the compromise and settlement of the claims by and against Mr. Ortega that are described immediately above.

     Mr. Ortega contends that he would not have resigned from his position with the Debtors had he believed that the Creditors' Committee would support a reorganization of the Debtors' business. The Creditors' Committee has informed the Debtors that the Creditors' Committee would have filed a motion to convert the Reorganization Cases into liquidation cases under chapter 7 of the Bankruptcy Code if Mr. Ortega had not resigned. Mr. Ortega has filed a plan of reorganization for the Debtors.

     Under the Bankruptcy Code, a debtor has the exclusive right to (a) file a plan of reorganization during the first 120 days of its chapter 11 case and (b) solicit acceptances of such a plan during the first 180 days of the case. The Debtors had obtained extensions of these periods; and by order of the Bankruptcy Court entered on February 5, 1997: (i) effective as of January 31, 1997 and through and including March 31, 1997, the Debtors and the Official Committee of Unsecured Creditors in the Bankruptcy Cases (the "Creditors' Committee"), jointly or severally, had the exclusive right to file a plan or plans of reorganization; and (ii) effective as of January 31, 1997 and through and including May 30, 1997, the Debtors and the Creditors' Committee, jointly and severally, had the exclusive right to solicit acceptances of such a plan or plans. On March 21, 1997, the Debtors filed a plan of reorganization, which was supported by the Creditors' Committee, and on March 31, 1997, the Debtors and the Creditors' Committee filed a joint motion seeking a further extension of the dates set forth in the preceding sentence. In response to that motion, John Ortega ("Ortega"), a former executive of the Company, filed a motion to terminate exclusivity, which motion was granted by the Bankruptcy Court at a hearing on May 7, 1997. On May 23, 1997, Ortega filed a plan of reorganization, and other parties have the right to file a plan or plans of reorganization.

     The Debtors are currently negotiating the terms of a consensual plan of reorganization with the Creditors' Committee, the Banks and other creditors. The Debtors anticipate filing an amendment to the plan and disclosure statement currently on file with the Bankruptcy Court to reflect the results of such negotiations, and a hearing to approve such disclosure statement is currently scheduled for June 30, 1997. The plan of reorganization and disclosure statement filed by the Debtors, each as amended from time to time, are referred to herein as the "Plan" and the "Disclosure Statement." A number of steps must take place before the Plan can be approved and consummated. The Bankruptcy Court must approve the Disclosure Statement, creditors must vote whether to accept or reject the Plan, and the Bankruptcy Court must confirm the Plan. The confirmation and effectiveness of the Plan will be subject to a number of conditions precedent. In addition, as is noted above, Ortega has also filed a plan of reorganization, and other parties have the right to file a plan or plans of reorganization. Given these uncertainties, there can be no assurance whether the Plan will be approved by creditors or confirmed by the Bankruptcy Court, when or whether the Plan will become effective or whether an alternative plan or plans of reorganization for the Debtors will be confirmed and become effective. Under the Plan or the plan proposed by Ortega, existing stockholders would receive no distributions, and their stock would be canceled.

     On April 18, 1997, an individual stockholder of the Company filed a motion seeking the appointment of an examiner under section 1104(c) of the Bankruptcy Code. At a hearing on May 14, 1997, the Bankruptcy Court deferred a decision on the motion. The Company provided certain financial information to counsel for the stockholder and has been notified by counsel for the stockholder that the motion will be withdrawn.

     Described below are certain of the more significant claims and adversary proceedings in the Bankruptcy Cases.

     Claims Arising from Tax Audit. In early 1996, the Internal Revenue Service (the "IRS") commenced an audit of the Company's Federal income tax returns for the fiscal years ended January 27, 1996, January 28, 1995 and January 29, 1994. In July 1996, the IRS reported to the Debtors that it had made only limited progress in its audit and thus could not, in advance of the claims bar date, estimate accurately the amounts of outstanding tax liabilities for the periods being audited. As a result, the IRS reported on its proofs of claim high estimates of the outstanding tax liabilities for the periods being audited. The Debtors believe that their actual outstanding tax liabilities for such periods are far lower than those set forth in the proofs of claim filed by the IRS.

     Wells and Union Claims. On April 2, 1997, the Bankruptcy Court granted the motion of Wells Fargo Bank, N.A. ("Wells"), individually and as agent for itself and Union Bank of California, N.A. ("Union"), seeking relief from the automatic stay established under section 362 of the Bankruptcy Code and authorized Wells and Union (collectively the "Banks") to execute upon their security interests in
(i) a New York State Dormitory Authority Revenue Bond in the face amount of $2.0 million and interest thereon and (ii) restricted cash in the amount of $253,916 (plus accrued interest) (the "Restricted Cash"), consisting of the excess net proceeds of the Debtors' sale of certain limited partnership interests. In May 1997, Wells, as agent, sold the bond and applied the proceeds and related interest and the Restricted Cash to reduce the Company's obligations to the Banks under the revolving credit facility.

     On April 14, 1997, Clothestime Stores, Inc. agreed to sell an office/warehouse building and underlying real property to an unaffiliated third party for approximately $2.7 million. The closing of the sale is subject to a number of conditions, including approval of the Bankruptcy Court. On June 5, 1997, the Company filed a motion with the Bankruptcy Court seeking approval of the sale and the payment of the net proceeds to Wells in full payment of its secured note and to the Banks to reduce the revolving credit facility debt. The hearing on the motion is scheduled for June 26, 1997.

     Other Litigation. The Company is also subject to other legal proceedings and claims. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 5.  OTHER INFORMATION

     The information set forth in Part II, Item 1. Legal Proceedings, in this Report is hereby incorporated by reference in its entirety into this Item 5.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The Exhibits listed below are hereby filed with the U.S. Securities and Exchange Commission (the "Commission") as part of this Report.

EXHIBIT
  NO.                                           DESCRIPTION
-------     -----------------------------------------------------------------------------------
Material Contracts Relating to Management Compensation Plans or Arrangements
  10.1      Employment Agreement dated as of February 13, 1997 by and between the Company and
            Barry Herman, previously filed as Exhibit 10.16 to the Company's Annual Report on
            Form 10-K for the fiscal year ended January 25, 1997, filed with the Commission on
            April 25, 1997 (File No. 0-12203) (the "1996 Annual Report"), which is hereby incorporated herein by reference.

Other Material Contracts
  10.2      Limited Waiver, dated March 7, 1997, by and between The CIT Group/Business Credit,
            Inc., as Lender, and Clothestime Stores, Inc., as Borrower, previously filed as
            Exhibit 10.62 to the 1996 Annual Report, which is hereby incorporated herein by reference.
  10.3      Limited Waiver, dated April 15, 1997, by and between The CIT Group/Business Credit,
            Inc., as Lender, and Clothestime Stores, Inc., as Borrower, previously filed as
            Exhibit 10.63 to the 1996 Annual Report, which is hereby incorporated herein by reference.

Other Exhibits
    27      Financial Data Schedule

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the quarterly period ended April 26, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE CLOTHESTIME, INC.,
                                          a Delaware corporation

Date: June 9, 1997                        By  /s/ DAVID A. SEJPAL
                                          ------------------------------------------
                                              David A. Sejpal
                                              Chairman of the Board and Chief
                                              Executive Officer and President
                                              and Chief Operating Officer

Date: June 9, 1997                        By  /s/ DOUGLAS L. PEREIRA
                                          ------------------------------------------
                                              Douglas L. Pereira
                                              Senior Vice President, Chief Financial
                                              Officer, Treasurer and Secretary
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                           DESCRIPTION
-------     -----------------------------------------------------------------------------------
Material Contracts Relating to Management Compensation Plans or Arrangements
  10.1      Employment Agreement dated as of February 13, 1997 by and between the Company and
            Barry Herman, previously filed as Exhibit 10.16 to the Company's Annual Report on
            Form 10-K for the fiscal year ended January 25, 1997, filed with the Commission on
            April 25, 1997 (File No. 0-12203) (the "1996 Annual Report"), which is hereby incorporated herein by reference.

Other Material Contracts
  10.2      Limited Waiver, dated March 7, 1997, by and between The CIT Group/Business Credit,
            Inc., as Lender, and Clothestime Stores, Inc., as Borrower, previously filed as
            Exhibit 10.62 to the 1996 Annual Report, which is hereby incorporated herein by reference.

  10.3      Limited Waiver, dated April 15, 1997, by and between The CIT Group/Business Credit,
            Inc., as Lender, and Clothestime Stores, Inc., as Borrower, previously filed as
            Exhibit 10.63 to the 1996 Annual Report, which is hereby incorporated herein by reference.

Other Exhibits
    27      Financial Data Schedule