Form 10-Q
period 1997-07-26
CLOTHESTIME INC
filed 1997-09-09
CIK 727739

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED: JULY 26, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                        COMMISSION FILE NUMBER: 0-12203

                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 5, 1997, 14,198,241 shares of the issuer's only class of common stock, $.001 par value per share, were outstanding.

================================================================================

                                     INDEX

                                                                                         PAGE
                                                                                         ----
                               PART I -- FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets -- July 26, 1997 and January 25,
          1997.........................................................................    3
          Condensed Consolidated Statements of Operations -- Thirteen and Twenty-Six
          weeks ended July 26, 1997 and July 27, 1996..................................    4
          Condensed Consolidated Statements of Cash Flows -- Twenty-Six weeks ended
          July 26, 1997 and July 27, 1996..............................................    5
          Notes to Condensed Consolidated Financial Statements (Unaudited) -- July 26,
          1997.........................................................................    6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations...................................................................   10

                                PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings............................................................   16
Item 5.   Other Information............................................................   18
Item 6.   Exhibits and Reports on Form 8-K.............................................   18
SIGNATURES.............................................................................   19
EXHIBIT INDEX

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             THE CLOTHESTIME, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                   JULY 26, 1997   JANUARY 25, 1997
                                                                   -------------   ----------------
ASSETS
CURRENT ASSETS
Cash, including restricted cash of $2,737,500 at July 26, 1997...  $  16,942,175     $ 20,695,409
Marketable securities available-for-sale, net of allowances of
  $20,276 and $80,734............................................        998,545        3,142,667
Merchandise inventories..........................................      9,990,530        9,292,338
Prepaid expenses and other current assets........................      2,136,120        2,044,527
Deferred income taxes............................................         16,106           16,106
                                                                   -------------     ------------
     Total Current Assets........................................     30,083,476       35,191,047
Property, plant and equipment -- on the basis of cost............     38,710,789       48,479,461
  Less: accumulated depreciation and amortization................    (27,583,060)     (32,643,684)
                                                                   -------------     ------------
Net property, plant and equipment................................     11,127,729       15,835,777
Other assets.....................................................        306,262          287,648
                                                                   -------------     ------------
          Total Assets...........................................  $  41,517,467     $ 51,314,472
                                                                   =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable.................................................  $   2,672,084     $  4,203,060
Accrued sales taxes..............................................      1,493,126        1,657,311
Accrued payroll and related taxes................................      2,602,187        3,551,300
Other accrued liabilities........................................     10,204,966        9,911,517
Income taxes payable.............................................      1,716,245        1,716,043
                                                                   -------------     ------------
     Total Current Liabilities...................................     18,688,608       21,039,231
LONG-TERM LIABILITIES
Long-term debt...................................................        750,059          630,000
Deferred income taxes............................................         16,106           16,106
                                                                   -------------     ------------
     Total Long-term Liabilities.................................        766,165          646,106
Liabilities Subject To Compromise................................     48,639,381       53,025,675
SHAREHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.001 par value, authorized 50,000,000 shares,
  issued and outstanding 14,198,241 shares.......................         14,763           14,763
Additional paid-in capital.......................................     10,861,514       10,861,514
Retained earnings (accumulated deficit)..........................    (32,582,473)     (29,341,868)
Less: Treasury stock, 565,000 shares at cost.....................     (4,850,215)      (4,850,215)
Securities valuation allowance...................................        (20,276)         (80,734)
                                                                   -------------     ------------
     Total Shareholders' Equity (Deficiency).....................    (26,576,687)     (23,396,540)
                                                                   -------------     ------------
          Total Liabilities and Shareholders' Equity
            (Deficiency).........................................  $  41,517,467     $ 51,314,472
                                                                   =============     ============

          See Notes to the Condensed Consolidated Financial Statements

                             THE CLOTHESTIME, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                               THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                             -------------------------   --------------------------
                                              JULY 26,      JULY 27,      JULY 26,       JULY 27,
                                                1997          1996          1997           1996
                                             -----------   -----------   -----------   ------------
Revenues:
  Net sales................................  $46,345,232   $59,492,362   $88,826,840   $103,159,343
  Interest and other income................      792,550        62,688       852,528        143,458
                                             -----------   -----------   -----------   ------------
     Total Revenues........................   47,137,782    59,555,050    89,679,368    103,302,801
                                             -----------   -----------   -----------   ------------
Costs and Expenses:
  Cost of sales, including buying and
     distribution and occupancy costs......   31,822,489    41,710,236    62,129,656     71,429,416
  Selling, general and administrative
     expenses..............................   13,249,505    17,748,219    27,116,982     36,159,704
  Loss on disposal of property, plant and
     equipment.............................        3,810            --       181,006             --
  Interest expense.........................       28,468        14,765        52,731         92,395
  Other losses.............................      136,220            --       136,220             --
                                             -----------   -----------   -----------   ------------
     Total Costs and Expenses..............   45,240,492    59,473,220    89,616,595    107,681,515
                                             -----------   -----------   -----------   ------------
Income (Loss) Before Reorganization Costs
  and Income Taxes.........................    1,897,290        81,830        62,773     (4,378,714)
  Reorganization costs.....................    1,757,457     4,271,332     3,303,378      5,662,568
                                             -----------   -----------   -----------   ------------
Income (Loss) Before Income Taxes..........      139,833    (4,189,502)   (3,240,605)   (10,041,282)
  Benefit for income taxes.................           --            --            --             --
                                             -----------   -----------   -----------   ------------
Net Income (Loss)..........................  $   139,833   $(4,189,502)  $(3,240,605)  $(10,041,282)
                                             ===========   ===========   ===========   ============
Income (Loss) Per Share....................  $      0.01   $     (0.30)  $     (0.23)  $      (0.71)
                                             ===========   ===========   ===========   ============
Weighted average number of common shares
  outstanding..............................   14,198,241    14,198,241    14,198,241     14,198,241
                                             ===========   ===========   ===========   ============

          See Notes to the Condensed Consolidated Financial Statements

                             THE CLOTHESTIME, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      TWENTY-SIX WEEKS ENDED
                                                                   ----------------------------
                                                                    JULY 26,         JULY 27,
                                                                      1997             1996
                                                                   -----------     ------------
Operating Activities:
  Net loss.......................................................  $(3,240,605)    $(10,041,282)
Adjustments to reconcile net loss to net cash used in operating activities:
  Non-cash reorganization costs..................................      233,793        4,783,262
  Depreciation and amortization..................................    2,535,018        3,267,655
  Loss on sales of marketable securities.........................      136,220               --
  Gain on sale of land and building..............................     (750,671)              --
  Loss on disposal of property, plant, and equipment.............      181,006               --

Changes in operating assets and liabilities:
  Increase in merchandise inventories............................     (698,192)      (9,893,166)
  Decrease in income taxes receivable............................           --        9,336,008
  (Increase) decrease in prepaid expenses and other assets.......     (110,207)          80,165
  Decrease in accounts payable...................................     (878,317)         (21,734)
  Decrease in accrued payroll and related taxes..................     (948,911)        (827,241)
  Decrease in accrued sales tax and other accrued liabilities....      (72,836)      (1,368,595)
                                                                   -----------     ------------
  Net cash used in operating activities..........................   (3,613,702)      (4,684,928)
                                                                   -----------     ------------
Investing activities:
  Proceeds from sale of marketable securities....................    2,068,360               --
  Proceeds from sale of property, plant, and equipment...........    2,862,962               --
  Purchases of property, plant and equipment.....................      (22,050)         (46,433)
                                                                   -----------     ------------
  Net cash provided by (used in) investing activities............    4,909,272          (46,433)
                                                                   -----------     ------------
Financing Activities:
  Net repayments under revolving credit facility.................   (3,660,804)        (242,904)
  Principal payments under long-term debt........................   (1,388,000)         (10,000)
                                                                   -----------     ------------
  Net cash used in financing activities..........................   (5,048,804)        (252,904)
                                                                   -----------     ------------
Decrease in cash.................................................   (3,753,234)      (4,984,265)
  Cash at beginning of year......................................   20,695,409       34,477,823
                                                                   -----------     ------------
  Cash at end of quarter.........................................  $16,942,175     $ 29,493,558
                                                                   ===========     ============
Supplemental disclosure of cash flow information:
  Income taxes paid..............................................  $        --     $      3,000
  Interest paid..................................................  $   163,159     $         --
  Income tax refunds received....................................  $        --     $  9,443,657

          See Notes to the Condensed Consolidated Financial Statements

                             THE CLOTHESTIME, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JULY 26, 1997

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

     Liabilities subject to compromise in the accompanying consolidated balance sheets represent the Company's estimate of liabilities as of July 26, 1997 and January 25, 1997, subject to adjustment in the reorganization process (see Note
C). Under chapter 11, actions to enforce certain claims against the Company are stayed if the claims arose, or are based on events that occurred, on or before the Petition Date. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. As a general matter, the treatment of these liabilities will be determined as a part of the formulation and confirmation of a plan of reorganization.

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

     On March 21, 1997, the Debtors filed their joint plan of reorganization and related disclosure statement (as subsequently amended from time to time, the "Plan" and the "Disclosure Statement"). On July 11, 1997, the Debtors filed their second amended Plan and Disclosure Statement, which was supported by the Creditors' Committee and represented the results of negotiations with the Banks (hereinafter defined). At a hearing on July 24, 1997, the Bankruptcy Court approved the Debtors' Disclosure Statement. On July 29, 1997, in

                             THE CLOTHESTIME, INC.

                                  (UNAUDITED)
                                 JULY 26, 1997

accordance with the court's order approving the Disclosure Statement, the Debtors mailed voting and solicitation packages to creditors. The deadline for creditors to vote on the Plan was August 29, 1997, and on September 4, 1997, the Debtors filed a report with the Bankruptcy Court on the tabulation of ballots on the Plan. All classes of creditors entitled to vote on the Plan have voted to accept the Plan. The hearing on the confirmation of the Plan is scheduled for September 10, 1997. The confirmation and effectiveness of the Plan will be subject to a number of conditions precedent. See Part II, Item 1. Legal Proceedings, herein. There can be no assurance whether the Plan will be confirmed by the Bankruptcy Court or when or whether the Plan will become effective. Under the Plan, existing stockholders would receive no distributions, and their stock would be canceled.

     The principal business of the Company is the retail sale of junior size women's clothing. As of July 26, 1997, the Company operated stores in 15 states, with a large concentration of stores in California, Florida and Texas.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of The Clothestime, Inc. and its consolidated group of subsidiaries, MRJ, Stores, Clothestime Insurance Company, Clothestime International, Inc., Clothestime Investment, Inc. and Clothestime Acquisition Corporation. All material intercompany balances and transactions have been eliminated in consolidation. The operating results for the twenty-six week period ended July 26, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998 ("Fiscal 1997"). For further information, refer to the financial statements and related notes included in the Company's annual report on Form 10-K for the year ended January 25, 1997 ("Fiscal 1996").

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

NOTE B -- DEBTOR IN POSSESSION FINANCING

     The Company, through Stores, has a financing agreement with The CIT Group/Business Credit, Inc. (the "DIP Lender" or "CIT")) for debtor in possession financing (the "DIP Facility"). At July 26, 1997, the agreement provided for revolving loans to be made up to the lesser of (a) $25 million or
(b) the lesser of (i) sixty percent (60%) of eligible inventory valued on a cost basis and (ii) thirty-six and one half percent (36.5%) of eligible inventory valued on a retail basis, subject to adjustment. The revolving line of credit may be in the form of letters of credit determined as provided under the agreement.

                             THE CLOTHESTIME, INC.

                                  (UNAUDITED)
                                 JULY 26, 1997

     Cash borrowings bear interest at a reference rate plus one-half percent (0.5%) per annum or, at the request of Stores, the London Interbank Rate plus two and one-half percent (2.5%). The agreement calls for a loan facility fee of $250,000, a semi-annual inventory management fee of $30,000, an unused line fee of 3/8% per annum and a letter of credit fee of 1% per annum. As of July 26, 1997, the Company had not used the direct borrowing capacity on the line and had outstanding letters of credit in the amount of $4.9 million.

     The agreement contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization ("EBITDA"), the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. In addition, the DIP Lender required a negative pledge on Stores' merchandise inventories and proceeds. The Company was in compliance with or had obtained waivers for all such covenants as of July 26, 1997. Pursuant to a provision of the DIP Facility, in March 1997, the Company provided $2.7 million in cash collateral to CIT representing 75% of the maximum potential liability under certain outstanding letters of credit. The $2.7 million in cash collateral is classified as restricted cash in the accompanying condensed consolidated balance sheets as of July 26, 1997. The term of the DIP Facility is the earlier of December 8, 1997 or the effective date of the Debtors' confirmed plan of reorganization, subject to earlier termination.

     Cash borrowings and letters of credit issued under the agreement have been granted super priority status by the Bankruptcy Court over all obligations except certain administrative expenses, as defined in the agreement.

NOTE C -- LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date. These liabilities were transferred from their respective prepetition balance sheet accounts to liabilities subject to compromise and have been treated as noncash items in the accompanying condensed consolidated statements of cash flows as of July 26, 1997 and July 27, 1996. Certain prepetition liabilities have been approved by the Bankruptcy Court for payment and to the extent not paid, were included in accrued expenses and other payables. Liabilities subject to compromise are summarized as follows:

                                                                JULY 26, 1997   JANUARY 25, 1997
                                                                -------------   ----------------
    Revolving credit facility debt............................   $ 15,240,601     $ 18,901,405
    Secured note payable to Wells Fargo Bank..................             --        1,358,000
    Capital lease obligation..................................        340,636          345,222
    Accounts payable, trade...................................     12,678,598       12,175,998
    Estimated lease rejection claims..........................     16,705,545       16,368,949
    Other payables and accrued expenses.......................      3,674,001        3,876,101
                                                                 ------------     ------------
                                                                 $ 48,639,381     $ 53,025,675
                                                                 ============     ============

     Prior to the Petition Date, the revolving credit facility debt bore interest at the bank's prime rate plus 1% and was due February 1, 1997. The banks assert a security interest in substantially all of the assets of the Company and its subsidiaries, excluding merchandise inventories. The note payable to Wells Fargo Bank, N.A. ("Wells") was secured by an office/warehouse building and underlying real property that the Company used to house a portion of its administrative offices and warehouse facilities. The office/warehouse building and underlying real property was also security for the revolving credit facility debt. On July 25, 1997, Stores sold the office/warehouse building and underlying real property to an unaffiliated third party for $2,719,000. On July 25, 1997, Stores paid $1,521,158 of the net proceeds to Wells in full payment of its secured note, plus

                             THE CLOTHESTIME, INC.

                                  (UNAUDITED)
                                 JULY 26, 1997

accrued interest from the Petition Date, and the remaining $1,030,331 of the net proceeds to the Banks (hereinafter defined) to reduce the revolving credit facility debt.

     On April 2, 1997, the Bankruptcy Court granted the motion of Wells, individually and as agent for itself and Union Bank of California, N.A. ("Union"), seeking relief from the automatic stay established under section 362 of the Bankruptcy Code and authorized Wells and Union (collectively, the "Banks") to execute upon their security interests in (a) a New York State Dormitory Authority Revenue Bond in the face amount of $2.0 million and interest thereon and (b) restricted cash in the amount of $253,916 (plus accrued interest) (the "Restricted Cash"), consisting of the excess net proceeds of the Debtors' sale of certain limited partnership interests. In May, 1997 Wells, as agent, sold the bond and applied the proceeds and related interest ($2.3 million) and the Restricted Cash to reduce the Company's obligations to the Banks under the revolving credit facility.

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

     In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company is not required to record interest during chapter 11 proceedings on unsecured or undersecured prepetition debt. Contractual interest (computed without regard to default rates of interest) exceeds interest expense recorded in the accompanying condensed consolidated statements of operations for the twenty-six week period ended July 26, 1997 and July 27, 1996 by approximately $854,000 and $723,000, respectively.

NOTE D -- REORGANIZATION COSTS

     Reorganization costs recorded in the thirteen week and twenty-six week periods ended July 26, 1997 and July 27, 1996 consisted of:

                                          THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                        -------------------------     -------------------------
                                         JULY 26,       JULY 27,       JULY 26,       JULY 27,
                                           1997           1996           1997           1996
                                        ----------     ----------     ----------     ----------
    Write-off of leasehold
      improvements and fixtures
      associated with store closures
      net of proceeds...............    $ (119,796)    $1,985,732     $   (5,545)    $1,908,772
    Estimated store lease rejection
      claims net of proceeds from
      lease sales...................            --      2,611,070        198,979      2,569,818
    Other related store closure
      costs.........................       948,769         38,788        952,691        161,513
    Professional fees...............       875,129       (297,979)     2,055,260      1,198,881
    Interest income.................      (155,944)      (175,758)      (311,186)      (410,477)
    Other...........................       209,299        109,479        413,179        234,061
                                        ----------     ----------     ----------     ----------
                                        $1,757,457     $4,271,332     $3,303,378     $5,662,568
                                        ==========     ==========     ==========     ==========

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

     For further information regarding the Company's chapter 11 cases and the Debtor's plan of reorganization, see Part II, Item 1. Legal Proceedings, herein.

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

     The following table sets forth certain items in the condensed consolidated financial statements of operations as a percentage of total revenues for the thirteen week and twenty-six week periods ended July 26, 1997 and July 27, 1996.

                                                 THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                -----------------------       -----------------------
                                                JULY 26,       JULY 27,       JULY 26,       JULY 27,
                                                  1997           1996           1997           1996
                                                --------       --------       --------       --------
    Total revenues............................    100.0%         100.0%         100.0%         100.0%
    Cost of sales, including buying and
      distribution and occupancy costs........     67.5           70.0           69.3           69.1
    Selling, general and administrative
      expenses................................     28.1           29.8           30.2           35.0
    Loss on disposal of property, plant, and
      equipment...............................       --             --            0.2             --
    Interest expense..........................      0.1             --            0.1            0.1
    Other losses..............................      0.3             --            0.1             --
                                                 ------         ------         ------         ------
    Income (loss) before reorganization costs
      and income taxes........................      4.0            0.2            0.1           (4.2)
    Reorganization costs......................      3.7            7.2            3.7            5.5
                                                 ------         ------         ------         ------
    Income (loss) before income taxes.........      0.3           (7.0)          (3.6)          (9.7)
    Benefit for income taxes..................       --             --             --             --
                                                 ------         ------         ------         ------
    Net income (loss).........................      0.3%          (7.0%)         (3.6%)         (9.7%)
                                                 ======         ======         ======         ======

  Net Sales

     Net sales decreased 22% in the second quarter of Fiscal 1997 to $46.3 million compared to $59.5 million in the second quarter of Fiscal 1996. Comparable store sales (stores in operation for at least 15 months) decreased by 6% in the second quarter of Fiscal 1997 as compared with the second quarter of Fiscal 1996. Management attributes this decrease in comparable store sales to lower average retail prices on merchandise sold. For the first six months of Fiscal 1997, net sales decreased 14% to $88.8 million from $103.2 million in the same period of Fiscal 1996. Comparable store sales increased by 2% for the first six months of Fiscal 1997 compared with comparable store sales for the first six months of Fiscal 1996. Management attributes this increase in comparable store sales to more timely receipt of merchandise shipments and better inventory management offset partially by lower average retail prices on merchandise sold in the second quarter of Fiscal 1997. The decrease in total net sales is primarily due to the Company ending the second quarter of Fiscal 1997 with 100 fewer stores than at the end of the comparable period in Fiscal 1996.

     The Company's primary target market is women in the 18 to 34 age group. While customer demographics revealed that this age range represents a significant portion of our customers, the Company still maintains a lesser customer base in the 14 to 17 and 35 and over age groups.

     The Company's business is comprised of two principal selling seasons:
Spring (the first and second quarters) which includes the period during which spring and summer styles are introduced; and, Fall (the third and fourth quarters) which includes the back-to-school, winter and Christmas selling seasons. The Company normally posts its strongest sales during the second and third quarters. Second quarter sales have traditionally been strong due to the customer's acceptance of the Company's summer merchandise and the concentration of stores in warm weather climates. Third quarter sales have been primarily driven by back-to-school sales. Typically, clothing retailers post their strongest sales during the fourth quarter as a result of a strong Christmas selling period. While the Company has sought to increase its fourth quarter sales consistent with most clothing retailers, during the last several years, a highly competitive promotional environment surrounding the holiday season as well as the lack of acceptance of merchandise offered contributed to weak Company sales in the fourth quarter. First quarter sales are generally lower than sales in the other quarters primarily as a result of the high general level of retail sales activity during the fourth quarter.

     As is the case for most clothing retailers, abnormal seasonal weather also may affect sales because the seasonal merchandise then in the stores may not correspond to the abnormal weather. In addition, since most of the Company's stores are located in non-enclosed retail locations, as opposed to enclosed malls, the Company's sales can be adversely affected by abnormal rain or other inclement weather. There was no evidence of adverse weather affecting sales during the first six months of Fiscal 1997.

  Interest and Other Income; Interest Expense; Other Losses

     Interest and other income increased to $793 thousand in the second quarter of Fiscal 1997, compared to $63 thousand in the second quarter of Fiscal 1996. For the first six months of Fiscal 1997, interest and other income increased to $853 thousand from $143 thousand in the same period of Fiscal 1996. The increase in the second quarter of Fiscal 1997 and for the first six months of Fiscal 1997 as compared to the respective periods of Fiscal 1996 is attributable to a gain of $751 thousand from the sale of the Company's office/warehouse building and underlying real property. For a discussion of the sale of the office/warehouse building and underlying real property, see Note C to the Condensed Consolidated Financial Statements.

     Interest expense increased to $28 thousand in the second quarter of Fiscal 1997, compared to $15 thousand in the second quarter of Fiscal 1996. This increase is attributable to payments made by the Company in the second quarter of Fiscal 1997 on certain secured indebtedness pursuant to orders of the Bankruptcy Court. Interest expense decreased to $53 thousand for the first six months of Fiscal 1997 from $92 thousand in the same period of Fiscal 1996. This decrease is attributable to payments made by the Company in Fiscal 1996 on certain secured indebtedness pursuant to orders of the Bankruptcy Court. In the second quarter and first six months of Fiscal 1997 and in the second quarter and first six months of Fiscal 1996, approximately $409 thousand, $854 thousand, $360 thousand and $723 thousand, respectively, of contractual interest expense was not recorded as a result of the chapter 11 filing. See Note C to the Condensed Consolidated Financial Statements.

     The $136 thousand in other losses incurred in the second quarter of Fiscal 1997 and the first six months of Fiscal 1997 was attributable to losses from sales of marketable securities.

  Cost of Sales

     Cost of sales as a percentage of total revenues decreased to 67.5% in the second quarter of Fiscal 1997 as compared with 70.0% in the second quarter of Fiscal 1996. During the second quarter of Fiscal 1997, the decrease of cost of sales as percentage of total revenues was due to reduced markdowns through improved inventory management. For the first six months of Fiscal 1997, cost of sales as a percentage of total revenues increased to 69.3% from 69.1% for the same period of Fiscal 1996, primarily as a result of the Company taking more markdowns. The Company took proportionately more markdowns in the first quarter of Fiscal 1997 as compared to the first quarter of Fiscal 1996. Fewer markdowns were necessary in the first quarter of Fiscal 1996 as a result of the aggressive markdowns taken in the fourth quarter of Fiscal 1995 which cleared out Fall merchandise and the sharp decrease in new merchandise shipments in the first quarter of Fiscal 1996.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percentage of total revenues decreased to 28.1% for the second quarter of Fiscal 1997 compared to 29.8% for the second quarter in Fiscal 1996. For the first six months in Fiscal 1997 and Fiscal 1996, selling, general and administrative expenses as a percentage of total revenues were 30.2% and 35.0% respectively. The overall decrease in expenses as a percentage of revenues in the second quarter and the first six months in Fiscal 1997 as compared to the same periods in Fiscal 1996 was due to decreases in (i) advertising costs; (ii) management information systems and operating expenses; (iii) store maintenance and depreciation and
(iv) senior executive compensation. Advertising expenses were lower due to the elimination of television advertising. Management information systems and operating expenses declined due to less systems development and fewer stores. The Company ended the second quarter of Fiscal 1997 with 100 fewer stores than at the end of the comparable period in Fiscal 1996, resulting in the decline in store maintenance and depreciation expenses. The decrease in selling, general and administrative expenses as a percentage of total revenues in the second quarter of Fiscal 1997 and the first six months of Fiscal 1997 was also attributable to the decrease in salary and related costs due to the resignation of two senior executive officers.

  Reorganization Costs

     Reorganization costs includes all costs associated with the reorganization under chapter 11. During the second quarter of Fiscal 1997 and the second quarter of Fiscal 1996, the Company incurred reorganization costs of $1.8 million and $4.3 million, respectively, relating primarily to professional fees, estimated lease rejection claims, write-off of leasehold improvements, fixtures and other store costs associated with store closures, and certain other expenses. Reorganization costs in the first six months of Fiscal 1997 and the first six months of Fiscal 1996 were $3.3 million and $5.7 million, respectively, relating primarily to professional fees, estimated lease rejection claims, write-off of leasehold improvements, fixtures and other store costs associated with store closures, and certain other expenses. The Company anticipates that it will incur additional reorganization costs throughout its chapter 11 reorganization. See Note D to the Condensed Consolidated Financial Statements.

  Benefit for Income Taxes

     No income tax benefit has been recorded for the second quarter and the first six months of Fiscal 1997 and for the second quarter and first six months of Fiscal 1996 because the Company has exhausted its available net operating loss carrybacks permitted under the Federal and state tax codes. The benefit of net operating loss carryforwards will be reflected in future periods when it becomes more likely than not that the benefit will be realized.

  Net Income (Loss) and Income (Loss) Per Share

     Net income and income per share for the second quarter of Fiscal 1997 were $140 thousand and $0.01, respectively. This compared with net loss and loss per share of $4.2 million and $0.30, respectively, for the second quarter of Fiscal 1996. The increase in net income for the second quarter of Fiscal 1997 as compared to the second quarter of Fiscal 1996 was due principally to a decrease in reorganization costs incurred during the second quarter of Fiscal 1997 and a reduction in costs and expenses due to the closing of unprofitable stores. Net loss and loss per share for the first six months of Fiscal 1997 were $3.2 million and $0.23, respectively. This compared with net loss and loss per share of $10.0 million and $0.71, respectively, for the same period of Fiscal 1996. The decrease in net loss for the first six months of Fiscal 1997 as compared to the same period of Fiscal 1996 was due primarily to a decrease in selling, general and administrative expenses as a percentage of total revenues, referenced above, as well as lower reorganization costs.

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

     Until a plan of reorganization is confirmed by the Bankruptcy Court, only such payments on prepetition obligations that are approved or required by the Bankruptcy Court will be made. Except as approved by the Bankruptcy Court, principal and interest payments on prepetition debt have not been made since the Petition Date and will not be made without the Bankruptcy Court's approval or until a plan of reorganization, defining the repayment terms, has been confirmed by the Bankruptcy Court. As a result, $48.6 million has been established as liabilities subject to compromise as of July 26, 1997. Other liabilities may arise or be subject to compromise as a result of rejection of executory contracts and unexpired leases or the Bankruptcy Court's resolution of claims for contingencies and other disputed amounts. See Note C to the Condensed Consolidated Financial Statements and Part II, Item 1. Legal Proceedings, herein.

     The prohibition on payments of prepetition liabilities as a result of the chapter 11 filing and the receipt of income tax refunds in the second quarter of Fiscal 1996, partially offset by cash used in operating activities, enabled the Company to report $16.9 million in cash at July 26, 1997. Included in cash at July 26, 1997 is restricted cash of approximately $2.7 million which the Company provided to The CIT Group/Business Credit, Inc. (the "DIP Lender" or "CIT"). See Note B to the Condensed Consolidated Financial Statements.

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

     Subsequent to the chapter 11 filing, the Company reached an agreement with CIT to provide debtor in possession financing (the "DIP Facility"). On December 28, 1995, the Debtors obtained preliminary Bankruptcy Court approval of, and on January 9, 1996, the Debtors obtained final Bankruptcy Court approval of, the DIP Facility. As amended, the DIP Facility provides for revolving loans to be made up to the lesser of (a) $25 million or (b) the lesser of (i) 60% of eligible inventory valued on a cost basis and (ii) 36.5% of eligible inventory valued on a retail basis, subject to adjustment. At July 26, 1997, the maximum availability under the DIP Facility as determined under the borrowing base was $7.4 million. The revolving line of credit may be in the form of letters of credit determined as provided under the amended DIP Facility. Cash borrowings bear interest at either a reference rate plus 0.5% or LIBOR plus 2.5%, at the option of the Company. The DIP Facility, as amended, contains various restrictive covenants requiring, among other things, minimum levels of earnings before interest, income taxes, depreciation and amortization ("EBITDA"), the establishment of maximum levels of capital expenditures, and a prohibition regarding declaring or making any cash dividends by the Company or its subsidiaries. Pursuant to a provision of the DIP Facility, in March 1997, the Company provided $2.7 million in cash collateral to CIT representing 75% of the maximum potential liability under certain outstanding letters of credit.

     During the second quarter Fiscal 1997, the Company had not used the direct borrowing capacity on the line. There were $4.9 million of letters of credit outstanding at July 26, 1997. The DIP Facility will terminate on the earlier of December 8, 1997 or the date of consummation of a plan of reorganization, subject to earlier termination. Pursuant to the amended DIP Facility and a related order issued by the Bankruptcy Court, cash borrowings and letters of credit issued under the DIP Facility have been granted superpriority status over all obligations except certain administrative expenses, as defined in such agreement. The DIP Facility agreement is more fully described in Note B to the Condensed Consolidated Financial Statements.

  General

     The Company's principal needs for liquidity are to finance the purchase of merchandise inventories, fund its operations and pay professional and administrative fees in connection with its reorganization.

     Net cash used in operating activities was $3.6 million for the second quarter of Fiscal 1997 compared to $4.7 million for the second quarter of Fiscal 1996. The Company's cash used in operations was impacted by losses in the first six months of Fiscal 1997 and an increase in merchandise inventories. Merchandise inventories increased to $10.0 million at the end of the second quarter of Fiscal 1997 from $9.3 million at the end of Fiscal 1996. The increase in inventory for the second quarter of Fiscal 1997 can be attributed to seasonal inventory fluctuations, partially offset by the Company's reduction in its store base.

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

     Marketable securities available-for-sale decreased $2.2 million from the end of Fiscal 1996 to the end of the second quarter of Fiscal 1997 due to the sale of the Company's New York State Dormitory Authority Revenue Bond. See Note C to the Condensed Consolidated Financial Statements and Part II, Item 1. Legal Proceedings, herein.

     Net property, plant and equipment decreased to $11.1 million at the end of the second quarter of Fiscal 1997, compared with $15.8 million at the end of Fiscal 1996. The decrease primarily resulted from six months of depreciation of property, plant and equipment and the sale of the Company's office/warehouse building and underlying real property. For a discussion of the sale of the office/warehouse building and underlying real property, see Note C to the Condensed Consolidated Financial Statements.

     Accounts payable decreased to $2.7 million at the end of the second quarter of Fiscal 1997 from $4.2 million at the end of Fiscal 1996. The decrease in accounts payable resulted primarily from prepayments for purchase of merchandise inventories due to tighter credit terms experienced from the Company's merchandise vendor community. Management believes that tighter credit terms are a result of vendor uncertainty over the Company's continuing chapter 11 status. Accrued sales tax decreased to $1.5 million at the end of the second quarter of Fiscal 1997 from $1.7 million at the end of Fiscal 1996 primarily due to tax payment timing differences. Accrued payroll and related taxes decreased from $3.6 million at the end of Fiscal 1996 to $2.6 million at the end of the second quarter of Fiscal 1997 primarily due to decreasing group health and payroll-related tax payments as a result of the Company's reduction in its store base and related personnel. Other accrued liabilities increased to $10.2 million at the end of the second quarter of Fiscal 1997 from

$9.9 million at the end of Fiscal 1996. The increase resulted primarily from accrued professional fees relating to the Company's chapter 11 cases.

     The DIP Facility, cash on hand, revenues generated from operations and credit terms extended by the vendor and factor community are the principal sources of liquidity. The Company believes that these sources will be sufficient to meet the Company's operating and capital requirements. However, to the extent that results of operations continue to decline, short and long term liquidity will be adversely affected, particularly if the availability of funds under the DIP Facility are significantly decreased or are no longer made available. The Company has had discussions with prospective lenders regarding financing upon their emergence from chapter 11 and believes that it will be able to secure financing for operations on and after the effective date of a plan of reorganization.

FORWARD-LOOKING STATEMENTS

     Included in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II -- Other Information, Item 1. Legal Proceedings and Item 5. Other Information; and elsewhere in this Report are certain forward-looking statements reflecting management's current expectations. Although the Company believes that its expectations are based upon reasonable assumptions, there can be no assurance that a plan of reorganization will be confirmed and that the Company's financial goals will be realized prior or subsequent to such confirmation. In addition to uncertainties relating to confirmation of such plan of reorganization discussed in Part II -- Other Information, Item 1. Legal Proceedings, herein, numerous factors may affect the Company's actual financial results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company. Some of these factors include the competition in the retail industry and in the women's specialty market segment, the general economic factors affecting consumer spending particularly in the geographic markets in which the Company competes, customer acceptance of the merchandise offered by the Company, pricing and other competitive factors. The Company cannot predict how these factors will be additionally impacted by the Company's chapter 11 filing. In addition, there are uncertainties inherent in the process of reconciling claims, rejecting and assuming executory contracts and unexpired leases, formulating and confirming a plan of reorganization and other events in the context of the Company's chapter 11 filing.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The following discussion provides general background information regarding developments in the Company's chapter 11 cases since January 25, 1997 through approximately September 5, 1997. For additional information regarding the Company's chapter 11 cases reference should be made to the Company's annual report on Form 10-K for the fiscal year ended January 25, 1997, Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations herein and the Notes to the Condensed Consolidated Financial Statements herein. In addition, copies of documents filed with the Bankruptcy Court and the U.S. Trustee may be obtained, upon request, from CPT Group, Inc. ("CPT"), 1151 Dove Street, Suite 170, Newport Beach, California 92660, (714) 852-8240; however, the requesting party will be charged a fee by CPT. The discussion presented in this Report regarding developments in the Company's chapter 11 proceedings are not intended to be exhaustive summaries and are qualified in their entirety by references to the actual documents filed with the Bankruptcy Court and the U.S. Trustee.

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

     Rejection of an executory contract or lease may constitute a breach of that contract and may afford the non-debtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach, which claims shall be allowed or disallowed as if such claim had arisen before the date of the filing of the petition. By order of the Bankruptcy Court, effective as of February 5, 1996, the Debtors obtained an extension of the period within which to assume or reject nonresidential real property leases through and including the confirmation date of a plan or plans of reorganization except for leases of certain objecting landlords (the "Objection Leases"). With respect to the Objection Leases, the Bankruptcy Court has extended through and including July 31, 1997, the period within which the Debtors may elect to assume or reject 15 of the Objection Leases, and through August 31, 1997, the period within which the Debtors may elect to assume or reject the remaining nine Objection Leases. Since the Petition Date and as of September 5, 1997, the Company had rejected 248 retail store leases.

     On June 5, 1997, the Company filed a motion seeking authority from the Bankruptcy Court to close 58 underperforming retail stores (the "Closed Stores") and to retain a liquidation consultant to conduct store closing sales at these locations. The motion was approved by the Bankruptcy Court on June 26, 1997, and on July 31, 1997 the Company rejected the leases for the Closed Stores.

     On January 17, 1997, the Creditors' Committee entered into letter agreements with each of John Ortega and Norman Abramson (the "Letter Agreements"), whereby the parties agreed, in the interests of resolving the Reorganization Cases, that: (a) Messrs. Ortega and Abramson would resign immediately from their respective positions as officers, directors and employees of the Company and certain of its affiliates; and (b) in connection with and as consideration for such resignations, all claims by and against Messrs. Ortega and Abramson would be compromised and settled pursuant to the terms and subject to the conditions set forth in such Letter Agreements; including the severance compensation to Messrs. Ortega and Abramson payable on the respective dates when final non-appealable orders are entered by the Bankruptcy Court approving the terms of the compromise and settlement of the claims.

     By order entered April 28, 1997, the Bankruptcy Court approved the compromise and settlement of the claims by and against Mr. Abramson described in the immediately preceding paragraph, and the severance payment of $378,007 was made in May 1997. By orders dated August 21, 1997, the Bankruptcy Court approved the compromise and settlement of the claims by and against Mr. Ortega and a settlement of certain litigation against the Company and Mr. Ortega. Under the terms of the settlement with Mr. Ortega, Mr. Ortega will be entitled to receive a net payment of $152,813 after the order with respect to Mr. Ortega's settlement and the settlement of the lawsuit have become final and nonappealable.

     Under the Bankruptcy Code, a debtor has the exclusive right to (a) file a plan of reorganization during the first 120 days of its chapter 11 case and (b) solicit acceptances of such a plan during the first 180 days of the case. The Debtors had obtained extensions of these periods; and by order of the Bankruptcy Court entered on February 5, 1997: (i) effective as of January 31, 1997 and through and including March 31, 1997, the Debtors and the Official Committee of Unsecured Creditors in the Bankruptcy Cases (the "Creditors' Committee"), jointly or severally, had the exclusive right to file a plan or plans of reorganization; and (ii) effective as of January 31, 1997 and through and including May 30, 1997, the Debtors and the Creditors' Committee, jointly and severally, had the exclusive right to solicit acceptances of such a plan or plans. On March 21, 1997, the Debtors filed a plan of reorganization, which was supported by the Creditors' Committee, and on March 31, 1997, the Debtors and the Creditors' Committee filed a joint motion seeking a further extension of the dates set forth in the preceding sentence. In response to that motion, John Ortega, a former executive of the Company, filed a motion to terminate exclusivity, which motion was granted by the Bankruptcy Court at a hearing on May 7, 1997. On May 23, 1997, Mr. Ortega filed a plan of reorganization, and other parties have the right to file a plan or plans of reorganization.

     On March 21, 1997, the Debtors filed their joint plan of reorganization and related disclosure statement (as subsequently amended from time to time, the "Plan" and the "Disclosure Statement"). On July 11, 1997 the Debtors filed their second amended Plan and Disclosure Statement, which was supported by the Creditors' Committee and represented the results of negotiations with the Banks. At a hearing on July 24, 1997, the Bankruptcy Court approved the Debtors' Disclosure Statement and denied approval to the disclosure statement filed by Mr. Ortega. On July 29, 1997, in accordance with the court's order approving the Disclosure Statement, the Debtors mailed voting and solicitation packages to creditors. The deadline for creditors to vote on the Plan was August 29, 1997, and on September 4, 1997, the Debtors filed a report with the Bankruptcy Court on the tabulation of ballots on the Plan. All classes of creditors entitled to vote on the Plan have voted to accept the Plan. The hearing on the confirmation of the Plan is scheduled for September 10, 1997.

     The confirmation and effectiveness of the Plan will be subject to a number of conditions precedent. There can be no assurance whether the Plan will be confirmed by the Bankruptcy Court or when or whether the Plan will become effective.

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

     On July 25, 1997, Clothestime Stores, Inc. sold an office/warehouse building and underlying real property to an unaffiliated third party for $2,719,000. On July 25, 1997, Clothestime Stores, Inc. paid $1,521,158 of the net proceeds to Wells in full payment of its secured note, plus accrued interest from the Petition Date, and the remaining $1,030,331 of the net proceeds to the Banks to reduce the revolving credit facility debt.

     Resolution of Certain Secured Claims. In August 1997, in connection with the Plan, the Company resolved the claims of three equipment lessors and the holder of mechanics' lien claims. The settlements with the equipment lessors provided for the return of excess equipment and determined the lessors claims against the Company. All of such claims will be treated as provided in the settlements and the Plan.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The Exhibit listed below is hereby filed with the U.S. Securities and Exchange Commission as part of this Report:

        EXHIBIT
          NO.                                       DESCRIPTION
        -------     ---------------------------------------------------------------------------
           27       Financial Data Schedule

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed during the quarterly period ended July 26, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE CLOTHESTIME, INC.,
                                        a Delaware corporation

Date: September 8, 1997                 By       /s/ DAVID A. SEJPAL
                                        ------------------------------------
                                                     David A. Sejpal
                                               Chairman of the Board and
                                              Chief Executive Officer and
                                         President and Chief Operating Officer

Date: September 8, 1997                 By     /s/ DOUGLAS L. PEREIRA
                                          ------------------------------------
                                                   Douglas L. Pereira
                                              Senior Vice President, Chief
                                            Financial Officer, Treasurer and
                                         Secretary (Principal Financial Officer)

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                          DESCRIPTION
 -------    -----------------------------------------------------------------------------------
  27        Financial Data Schedule